Form 10-Q
period 2024-01-31
IMA Tech Inc.
filed 2024-03-18
CIK 1980295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period Ended January 31, 2024

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-273283

IMA TECH INC.

(Exact name of registrant as specified in its charter)

Wyoming (State or Other Jurisdiction of Incorporation or Organization)	7372 (Primary Standard Industrial Classification Number)	61-2081994 (IRS Employer Identification Number)

Liliia Havrykh

34 N Franklin Ave 687

Pinedale, WY 82941, United States

+122-94614110

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	-	-

Securities registered pursuant to Section 12(b) of the Act:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]       No [ ]

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes [ ]       No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated Filer	[ ]	Accelerated Filer	[ ]
Non-accelerated Filer	[X]	Smaller reporting company	[X]
(Do not check if a smaller reporting company)		Emerging growth company	[X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes []       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  4,000,000 common shares issued and outstanding as of March 18, 2024.

IMA TECH INC.

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying interim financial statements of IMA Tech Inc. (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

The interim financial statements are condensed and should be read in conjunction with the Company’s latest annual financial statements.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal recurring adjustments, considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

IMA Tech Inc.

Condensed Balance Sheets

	As of January 31, 2024	As of April 30, 2023
	(Unaudited)
ASSETS
Current Assets
Cash	$11,383	$16,000
Total Current Assets	11,383	16,000

Other Assets
Intangible Assets, net	153,216	13,400
Total Other Assets	153,216	13,400
TOTAL ASSETS	$164,599	$29,400

LIABILITIES AND STOCKHOLDERS` EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$72,238	$13,400
Loan from Related Parties	104,595	12,031
Total Current Liabilities	176,833	25,431
Total Liabilities	176,833	25,431
Stockholders` Equity (Deficit)
Common stock, $0.001 par value, 4,000,000 shares authorized; 4,000,000 shares issued and outstanding as of April 30, 2023, and January 31, 2024	4,000	4,000
Accumulated Deficit	(16,234)	(31)
Total Stockholders` Equity (Deficit)	(12,234)	3,969
TOTAL LIABILITIES AND STOCKHOLDERS` EQUITY (DEFICIT)	$164,599	$29,400

See accompanying notes, which are an integral part of these condensed financial statements

IMA Tech Inc.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended January 31, 2024	Nine Months Ended January 31, 2024
REVENUES	$10,800	$10,800
OPERATING EXPENSES
General & Administrative Expenses	3,010	19,581
Amortization	5,449	7,422
TOTAL OPERATING EXPENSES	8,459	27,003

LOSS FROM OPERATIONS	2,341	(16,203)

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$2,341	$(16,203)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,000,000	4,000,000

See accompanying notes, which are an integral part of these condensed financial statements.

IMA Tech Inc.

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Months and Nine Months Ended January 31, 2024

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders` Equity (Deficit)
	Shares	Amount

Balance at April 30, 2023	4,000,000	$4,000	$-	$(31)	$3,969
Net loss for the three months ended July 31, 2023	-	-	-	(9,719)	(9,719)
Balance as of July 31, 2023	4,000,000	4,000	-	(9,750)	(5,750)
Net loss for the three months ended October 31, 2023	-	-	-	(8,825)	(8,825)
Balance as of October 31, 2023	4,000,000	4,000	-	(18,575)	(14,575)
Net income for the three months ended January 31, 2024	-	-	-	2,341	2,341
Balance at January 31, 2024	4,000,000	$4,000	$-	$(16,234)	$(12,234)

See accompanying notes, which are an integral part of these condensed financial statements.

IMA Tech Inc.

Condensed Statements of Cash Flows

(Unaudited)

Nine Months Ended January 31, 2024
OPERATING ACTIVITIES
Net Income (Loss)	$(16,203)
Adjustments to Reconcile Net loss
to Net Cash Used in Operating Activities:
Changes in Operating Assets and Liabilities:
Accumulated Amortization	7,422
Accounts payable	58,838
Net Cash Used in Operating Activities	(50,057)

INVESTING ACTIVITIES
Purchase of Intangible Assets	(147,238)
Net Cash Provided by Investing Activities	(147,238)

FINANCING ACTIVITIES
Loan from Related Parties	92,564
Net Cash Provided by Financing Activities	92,564

Net Cash Decrease for Period	(4,617)
Cash at Beginning of Period	16,000
Cash at End of Period	$11,383

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for:
Interest	$-
Income taxes	$-

See accompanying notes, which are an integral part of these condensed financial statements.

IMA Tech Inc.

Notes to the Condensed Financial Statements

For the Nine Months Ended January 31, 2024

(Unaudited)

Note 1 – Nature of Business

IMA Tech Inc. (“the Company”) was incorporated under the laws of the State of Wyoming, U.S. on March 29, 2023 (Inception). IMA Tech Inc. is to provide customers with a more immersive experience by simplifying the process of fulfilling their requests using AI-driven avatars.

The Company specializes in developing digital avatars using a unique blend of Artificial Intelligence, and Database niche. Our technology can be applied to various industries and can be customized to meet specific business needs. Through the utilization of AI-powered avatars, we synergize Artificial Intelligence for image and video generation, and a specialized Database niche of avatars and voices, resulting in captivating interactive experiences. Our Company's business model centers on developing and operating a website featuring digital avatars.

Note 2 – Going Concern

The condensed financial statements were prepared on a going concern basis that the Company will be able to settle its obligations and make use of its assets in the ordinary course of business in the near future. IMA Tech Inc. has only generated $10,800 revenue and incurred a net loss of $16,203 for as the nine months ended January 31, 2024, and is reporting an accumulated deficit since inception of $16,234 as of January 31, 2024. Additionally, further losses are anticipated in the development of its business. As a result, there is substantial doubt about the Company's ability to operate as a going concern.

The Company's capacity to operate as a going concern is reliant on its ability to generate profitable operations in the future and/or secure the required funding to meet its obligations and settle liabilities resulting from standard business operations when they become due. Management plans to finance operational expenses for the next twelve months by using available cash on hand, as well as loans from directors and/or a private offering of Common Stock.

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America and are presented in US dollars. The Company has adopted an April 30 fiscal year-end.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash, accounts payable, and advances payable to sole officer and director. The carrying amounts of these financial instruments approximates fair value because of the short period of time between the origination of such instruments and their expected realization.

These tiers include:

-	Level 1: defined as observable inputs such as quoted prices in active markets;
-	Level 2: defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and
-	Level 3: defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of cash and the Company's loan from shareholder approximates fair value due to their short-term maturity.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent that the funds are not being held for investment purposes. As of January 31, 2024 and April 30, 2023, our cash balance was $11,383 and $16,000, respectively, and we had no cash equivalents.

Intangible Assets

The company recognizes and discloses certain intangible assets in its financial statements, in accordance with ASC Subtopic 350-40, Internal-Use Software-Computer Software Developed or Obtained for Internal Use, and ASC Subtopic 360-10. ASC 350-40-15-2A describes internal-use software as having both of the following characteristics:

a.	The software is acquired, internally developed, or modified solely to meet the entity’s internal needs.
b.	During the software’s development or modification, no substantive plan exists or is being developed to market the software externally.

ASC Subtopic 350-40 requires assets to be recorded at the cost to develop the asset and requires an intangible asset to be amortized over its useful life.

As of January 31, 2024 we have accounted for capitalized expenses related to the development of our website, totaling $160,638. These costs are being amortized over a period of 5 years. For the three and nine months ended January 31, 2024, we recorded amortization expenses of $7,422. We expect to recognize amortization expense of $8,032 for the remainder of the fiscal year ending April 30, 2024, $128,512 for the fiscal years ending April 30, 2025 through 2028, and $26,672 for the fiscal year ending April 30, 2029.

Impairment of Long-Lived Assets

The Company continually monitors events and changes in circumstances that could indicate carrying amounts of long-lived assets may not be recoverable. When such events or changes in circumstances are present, the Company assesses the recoverability of long-lived assets by determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows. If the total of the future cash flows is less than the carrying amount of those assets, the Company recognizes an impairment loss based on the excess of the carrying amount over the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or the fair value less costs to sell.

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to FASB Accounting Standards Codification (“ASC”) 260, “Earnings Per Share”. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants.

There were no potentially dilutive common shares outstanding for the periods presented.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification No. 606, "Revenue from Contracts with Customers" ("ASC-606"). ASC 606 directs entities to recognize revenue when the promised goods or services are transferred to the customer. The amount of revenue recognized should equal the total consideration an entity expects to receive in return for the goods or services. The Financial Accounting Standards Board (FASB) created a five-step approach that entities should apply when determining the amount and timing of revenue recognition:

Step 1: Identify the contract with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The company provides API keys that give access to the number of minutes for the video creation process using the software. Revenue is recognized by the company when the customer receives the key and the number of minutes they have access to is added. The company's policy requires payment upon issuance of an invoice. Once payment is received, the company provides the key to the service. On occasion, the company may provide the key prior to payment with an agreed upon payment date in the executed contract. The customer may not transfer the key-access to 3rd parties.

Foreign Currency

The Company’s functional and reporting currency is the U.S. dollar. Transactions may occur in foreign currencies and management follows ASC 830, “Foreign Currency Matters”. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the Statement of Operations.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods presented.

Recent Accounting Pronouncements

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements and does not believe any of these pronouncements will have a material impact on the Company.

Note 4 – Capital Stock

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share. On April 27, 2023, the Company issued 4,000,000 shares of its Common Stock at $0.001 per share for total proceeds of $4,000.  As of January 31, 2024, the Company had 4,000,000 shares issued and outstanding.

Note 5 – Related Party Transactions

To support the Company's financial needs, it may obtain advances from related parties until such time that it can sustain its operations or secure sufficient funding through the sale of its equity or traditional debt financing. Shareholders have not made a written commitment for continued support, and the amounts involved represent advances or payments made to settle liabilities or pay for operations.

As of January 31, 2024, the CEO and sole director of the Company had advanced $104,595 to the Company, of which $28,050 and $92,564 was advanced during the three and nine months ended January 31, 2023 under a loan agreement dated March 29, 2023 and amendment to loan agreement dated December 22, 2023, respectively. This loan is for advances up to $140,000 and is for working capital purposes, is unsecured, interest-free, and has no fixed payment terms other than the maturity date of March 29, 2028.

On April 27, 2023, the Company issued 4,000,000 shares of its Common Stock at $0.001 per share for total proceeds of $4,000 received from its CEO and sole director.

Note 6 – Commitments and Contingencies

Litigation

The Company was not subject to any legal proceedings from the period March 29, 2023 (Inception) to January 31, 2024, and no legal proceedings are currently pending or threatened to the best of our knowledge.

Note 7 – Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to January 31, 2024, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those described below.

 During February 2024 the Company issued 115,000 shares of common stock for cash proceeds of $3,450 at $0.03 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statement Notice

Statements made in this Form 10-Q that are not historical or current facts are "forward-looking statements" made pursuant to the safe harbor provisions of Section 27A of the Securities Act of 1933 (the "Act") and Section 21E of the Securities Exchange Act of 1934. These statements often can be identified using terms such as "may," "will," "expect," "believe," "anticipate," "estimate," "approximate" or "continue," or the negative thereof. We intend that such forward-looking statements be subject to the safe harbors for such statements. We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Any forward-looking statements represent management's best judgment as to what may occur in the future. However, forward-looking statements are subject to risks, uncertainties and crucial factors beyond our control that could cause actual results and events to differ materially from historical results of operations and events and those presently anticipated or projected. We disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of anticipated or unanticipated events.

Financial information contained in this quarterly report and in our unaudited interim financial statements is stated in United States dollars and are prepared in accordance with United States accepted accounting principles.

Business Overview

Our company's business model centers on developing and operating a website featuring digital avatars. We are actively progressing with the development of this website, aiming for its completion by December 2023, which will serve as the primary platform for our digital avatars. Users will have access to a wide array of customizable avatars through individual accounts, enabling personalization and interaction through digital personas. Additionally, our website will provide multilingual support for up to 40 languages, ensuring a seamless experience for users from diverse linguistic backgrounds. Furthermore, users will have the ability to create video presentations, depending on their objectives.

Marketing

The Company will begin its marketing program online where our potential customers are most probably able and willing to associate.

Government Regulation

We are subject to various federal, state and international laws and regulations that affect companies conducting business on the Internet and mobile platforms, and working with virtual currencies and storing information on the blockchain including those relating to privacy, use and protection of user and employee personal information and data (including the collection of data from minors), the Internet, behavioral tracking, mobile applications, content, advertising and marketing activities (including sweepstakes, contests and giveaways), and anti-corruption. Additional laws in all of these areas are likely to be passed in the future, which could result in significant limitations on or changes to the ways in which we can collect, use, host, store or transmit the personal information and data of our customers or employees, communicate with our users, and deliver products and services, and may significantly increase our compliance costs. As our business expands to include new uses or collection of data that are subject to privacy or security regulations, our compliance requirements and costs will increase, and we may be subject to increased regulatory scrutiny.

Employees

IMA Tech Inc. is a company with only one employee, Liliia Havrykh, our President, CEO, Treasurer, Secretary, Director. The Company may consider hiring more employees if the need arises.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion of our financial condition and results of operations should be read in conjunction with (i) our audited financial statement as of April 30, 2023.

Results of Operations for the three and nine months ended January 31, 2024 respectively:

Revenue

For the three months ended January 31, 2024 we generated total revenue of $10,800.

For the nine months ended January 31, 2024 we generated total revenue of $10,800.

Operating expenses

Total operating expenses for three months ended January 31, 2024 were $8,459. The operating expenses for three months ended January 31, 2023 included bank service charges of $1, amortization expense of $5,449, and professional fees of $3,009.

Total operating expenses for nine months ended January 31, 2024 were $27,003. The operating expenses for nine months ended January 31, 2024 included bank service charges of $48; amortization expense of $7,391, and professional fees of $19,564.

Net Loss

Our net income for three months ended January 31, 2024 was $2,341.

Our net loss for nine months ended January 31, 2024 was $16,203.

Liquidity and Capital Resources

As of January 31,2024 the Company had cash of $11,383 ($16,000 as of April 2023) and had a negative working capital of $165,450 as of January 31, 2024.

Net cash used in operating activities for the nine months ended January 31, 2024, was $50,057.

Net cash used in investing activities for the nine months ended January 31, 2024, was $147,238.

Net cash provided by financing activities for the nine months ended January 31, 2024, was $92,564.

Strategy

Our business strategy is centered around utilizing AI avatars to simplify customer requests, reduce costs, and save time for implementation.

By deploying digital avatars that serve customers remotely, we aim to improve efficiency and deliver personalized content. Through the effective use of AI technologies and leveraging our vast database, we will accurately target our audience's interests and stay at the forefront of innovation. This strategy will enhance customer experiences and increase our market competitiveness.

•       Continuously invest in research and development to improve our AI avatars capabilities. Focus on enhancing the natural language processing (NLP) capabilities, machine learning algorithms, and data analytics to ensure accurate and personalized customer interactions. Explore partnerships or acquisitions to augment our technology stack and expand our offerings.

•       Place a strong emphasis on delivering exceptional customer experiences through our AI avatars. Ensure that customer interactions are seamless, efficient, and personalized. Continuously gather customer feedback and leverage AI-powered sentiment analysis to understand customer satisfaction levels and identify areas for improvement.

•       Position our AI avatars as a cost-saving and time-efficient solution for customers. Highlight the benefits of streamlined processes, reduced manual labor, and faster response times. Conduct regular cost analyses to optimize operations and explore automation opportunities to further enhance efficiency.

•       Develop a comprehensive marketing and branding strategy to promote our AI avatars services. Utilize targeted advertising, content marketing, social media, and search engine optimization to increase brand awareness and attract potential customers. Leverage customer testimonials and case studies to showcase the effectiveness and value of our offerings.

•       Maintain a strong focus on innovation to stay ahead of the competition. Regularly monitor technological advancements and industry trends to identify new opportunities for improvement and expansion. Foster a culture of experimentation and encourage employees to contribute innovative ideas to drive the evolution of our AI avatars services.

•       Prioritize the security and privacy of customer data. Implement robust data protection measures, adhere to industry regulations, and ensure transparent data handling practices. Communicate our commitment to data privacy and security to build trust with customers and mitigate any potential concerns.

Current Financial Condition

As of January 31, 2023, we have generated revenue in amount of $10,800. We raised capital of $4,000 as consideration for 4,000,000 shares issued and outstanding to our President. Please refer to our financial statements contained herein for more detailed information.

Our only source of funds has been loans from our President, Secretary, Treasurer and Director, Mrs. Liliia Havrykh and sales of our common stock to Mrs. Havrykh and investors of our public offering.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

None

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2023. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

During the three months ended January 31, 2024 there were no changes in our system of internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 1A.	RISK FACTORS

None

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Securities Exchange Act of 1934 Rule 13a-14(a) or 15d-14(a).

32.1	Certifications pursuant to Securities Exchange Act of 1934 Rule 13a-14(b) or 15d-14(b) and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, there unto duly authorized on March 18, 2024.

IMA Tech Inc.

By: /s/ Liliia Havrykh
Liliia Havrykh, President, Secretary, Treasurer, CEO, Principal Executive Officer, Principal Financial and Accounting Officer, President, Secretary,