Form 10-K
period 2024-04-30
IMA Tech Inc.
filed 2024-07-29
CIK 1980295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2024

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 333-273283

IMA TECH INC.

(Exact name of registrant as specified in its charter)

WY (State or Other Jurisdiction of Incorporation or Organization)	7372 (Primary Standard Industrial Classification Number)	61-2081994 (IRS Employer Identification Number)

Liliia Havrykh

34 N Franklin Ave 687

Pinedale, WY 82941, United States

+122-94614110

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock	none	none

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ]       No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ]       No [X]

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

Yes [ ]       No [X]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of October 31, 2023, the last business day of the registrant’s second fiscal quarter, was $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  4,154,966 common shares issued and outstanding as of July 26, 2024.

IMA TECH INC.

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

Business Overview

The company was formed on March 29, 2023 in the State of Wyoming. The primary focus of the company is on the development and deployment of digital avatars. Utilizing advanced technology, the company creates a unique blend of human intelligence, artificial intelligence, and niche databases. Digital avatars can be customized to meet specific business requirements and are applicable across various industries online.

The company’s core objective is to provide customers with a more immersive experience by simplifying the process of fulfilling their requests using AI-driven avatars. The use of avatars reduces costs and saves time for implementation, as the human mind processes information faster in an audiovisual format than in text. Additionally, digital avatars are capable of serving customers remotely without losing the sense of personal attention and human presence. The avatars can serve multiple consumers simultaneously, enhancing the company's operational efficiency and marketing effectiveness.

We provide services to various industries, including education, marketing, banking, and science, among others, benefiting a wide range of businesses and individuals.

Being in the early development stage, we aim to target two groups: students and business professionals. We understand that these two groups have different needs and requirements, which is why we have designed our services to meet the unique demands of each. Our services are also useful for learning, for example, by providing visualizations and audio accompaniment through an avatar that can assist students in achieving their goals.

Business professionals can also find our services suitable. We understand that businesses face many challenges in today's competitive landscape, so we aim to provide practical solutions to help businesses achieve their objectives.

Businesses that can derive value from our website are those that necessitate personalized and interactive consultation services. Examples of such businesses include:

-	Virtual Consultancy Service

We intend to create a platform where clients can access digital avatars specialized in different fields.

-	Consulting Company

With our services, a consulting company can analyze trends, identify client needs, and personalize services further. The avatars can adapt their responses and recommendations based on individual client profiles.

Digital avatars offer scalability advantages as multiple clients can interact with different avatars simultaneously. The website can also ensure 24/7 availability, enabling clients to access consultations at their convenience, irrespective of time zones.

The digital avatars' ability to provide personalized content allows users to delve deeper into the desired topics and services, leading to increased customer satisfaction. By leveraging AI technologies and a vast array of information from the database, the company can accurately target the interests of the audience through the digital avatar. This targeted marketing approach leads to improved business operations, enhanced customer experiences, and increased competitiveness in the market.

Our company has initiated its operations with the launch of a website (https://ima.gg) on April 1, 2024. This platform serves as an online facility for disseminating information about our business activities and sharing updates on our latest developments. Through our website, users can experience our cutting-edge avatar technology via API, enabling them to generate videos and download them. Avatars can communicate in up to 40 languages depending on the user’s preference.

Our avatar technology is designed to revolutionize the way people interact with digital content, providing them with a more immersive and engaging experience. By leveraging our proprietary algorithms and advanced machine learning techniques, we aim to create highly realistic and customizable avatars that can be used in a wide range of applications, from virtual assistants and customer service bots to gaming and entertainment.

Through our website, users can explore the full potential of our avatar technology, learning about its features and capabilities and experimenting with different settings and configurations. After selecting a pricing plan, they gain full access to the platform. This access allows them to register, log in to their account, and easily create videos by tapping the "Create Video" button. Users can customize their videos with various platform features, including background color, aspect ratio, avatar appearance, and an extensive voice library. This library offers options for language, gender, and additional filters such as age and style, ensuring a personalized and unique experience. Avatars can be integrated into various forms of content such as blogs, podcasts, and social media presents a multitude of opportunities for imaginative and innovative expression. This utilization of avatars offers endless possibilities for creativity and innovation.

In the future, we envision expanding our website and incorporating more advanced technologies to broaden the range of possibilities for avatars, simplifying and improving the process of creating educational and business materials, making them more engaging, professional, and personalized. We plan to introduce news and updates about our company on the website, providing users with insights into our ongoing research, as well as our plans for future expansion.

With the introduction of full customization, avatars will be able to demonstrate various processes and instructions, simplifying the process of perception and memorization of ideas.

Our goal is to revolutionize the way people interact with digital content, providing them with a more immersive and engaging experience. By leveraging the latest advancements in artificial intelligence and machine learning, we are confident that we can create avatars that are not only highly realistic but also highly adaptable to the needs and preferences of individual users.

At the heart of our business is a commitment to innovation and excellence, and we are dedicated to pushing the boundaries of what is possible in the field of avatar technology. With our website and API, we aim to empower users around the world to harness the power of this exciting new technology and unlock its full potential. We believe that our website has the potential to transform the way people learn, work, and communicate in the digital age.

Business Strategy

Our business strategy is centered around utilizing AI avatars to simplify customer requests, reduce costs, and save time for implementation.

By deploying digital avatars that serve customers remotely, we aim to improve efficiency and deliver personalized content. Through the effective use of AI technologies and leveraging our vast database, we accurately target our audience's interests and stay at the forefront of innovation. This strategy will enhance customer experiences and increase our market competitiveness.

•       Conduct a thorough analysis of the market landscape, including customer needs, preferences, and trends. Identify key competitors and their strategies to assess market opportunities and challenges. Determine the potential market size, growth rate, and target audience segments to refine our targeting and positioning.

•       Continuously invest in research and development to improve our AI avatars and their capabilities. Focus on enhancing the natural language processing (NLP) capabilities, machine learning algorithms, and data analytics to ensure accurate and personalized customer interactions. Explore partnerships or acquisitions to augment our technology stack and expand our offerings.

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

•       Develop a comprehensive marketing and branding strategy to promote our AI avatars. Utilize targeted advertising, content marketing, social media, and search engine optimization to increase brand awareness and attract potential customers. Leverage customer testimonials and case studies to showcase the effectiveness and value of our offerings.

•       Maintain a strong focus on innovation to stay ahead of the competition. Regularly monitor technological advancements and industry trends to identify new opportunities for improvement and expansion. Foster a culture of experimentation and encourage employees to contribute innovative ideas to drive the evolution of our AI avatars and digital consulting services.

•       Prioritize the security and privacy of customer data. Implement robust data protection measures, adhere to industry regulations, and ensure transparent data handling practices. Communicate our commitment to data privacy and security to build trust with customers and mitigate any potential concerns.

•       Monitor and analyze relevant metrics such as customer satisfaction, revenue growth, market share, and cost savings. Regularly assess the effectiveness of our AI avatars through customer feedback, surveys, and performance reviews.

By implementing this business strategy, we will leverage our AI avatars to simplify customer requests, reduce costs, and save time for implementation. Our digital avatars serve customers, enhancing efficiency and delivering personalized content. Through accurate audience targeting, customer-centric experiences, and continuous innovation, we will strengthen our market competitiveness.

Marketing

The company plans to initiate its marketing efforts online, targeting platforms where our potential customers are active. Our marketing strategy is vital for establishing our presence and reaching our target audience. We are committed to adapting our approach based on available resources to maximize our reach and impact.

Advertising

The company is committed to exploring efficient advertising methods to promote our website of digital avatars. Our approach involves identifying cost-effective channels, including relevant websites, social media networks, and digital advertising avenues. Thorough market research and data analysis will guide our decisions, ensuring maximum visibility while optimizing marketing expenditure. Furthermore, we will leverage SEO techniques to enhance our online presence and attract organic traffic.

Employees

IMA Tech Inc. is a company with only one employee, Ms. Liliia Havrykh, our President, CEO, Treasurer, Secretary, Director. The company may consider hiring more employees if the need arises.

Offices

Our current office space is located at 34 N Franklin Ave 687, Pinedale, WY 82941, USA. Our telephone number is +12294614110.

ITEM 1A. Risk Factors

As a Smaller Reporting Company, the company is not required to include the disclosure under this Item 1A. Risk Factors. Despite the fact that we are not required to provide risk factors, we consider the following factors to be risks to our continued growth and development:

We are at a very early operational stage and our business is subject to the substantial risks inherent in the establishment of a new venture.

Our business strategy is in its early stages and as a new venture, we are subject to all the risks associated with establishing a new business. There is a risk that our intended business and operations may not be successful, or may take a significant amount of time to achieve success.

The success of our business will depend on a multitude of factors, some of which may be beyond our control or cannot be predicted currently. These factors may include changes in market conditions, competition, regulatory changes, and general economic conditions. Any of these factors could have a material adverse effect on our financial condition, business prospects, operations, and the value of an investment in the company.

We may be unable to raise the additional capital needed to grow our business.

The company may require additional capital to finance its growth and expansion plans, and there is a risk that it may not be able to secure the necessary funding. The company's ability to access funding may depend on several factors, including its financial performance, market conditions, and investor sentiment.

In the event that the company is unable to secure additional funding, it may face limitations in its ability to expand its operations, develop new products, or enter new markets. This could negatively impact our growth prospects and our ability to compete with other players in the industry.

We face intense industry competition.

The company operates in a highly competitive market, and there is no guarantee that its technology will be able to compete effectively against existing or new competitors. This could adversely affect its market share and revenue growth prospects. Among our competitors are “Humanizing Technologies”, “Creaitor.ai” and “Synthesys”.

Strong competition in the market may require us to lower our prices, increase our sales and marketing expenses or otherwise invest greater resources to maintain or gain market share as needed to adequately compete. Such efforts may negatively impact our profitability. If the company is unable to effectively adapt to changes or developments in the competitive landscape, our business, financial conditions and results of operations may be adversely affected.

In terms of market familiarity and understanding, the concept of digital avatars and their potential benefits could be new to many companies and industries.

The concept of digital avatars and their potential benefits may be new to many businesses and industries, posing a risk in terms of market familiarity and understanding. This lack of widespread knowledge can impede adoption rates and result in resistance from potential clients.

Potential clients may not fully grasp the value proposition and benefits of digital avatars for their specific business requirements due to the novelty of the technology. This can lead to slower adoption rates and reluctance to invest in digital avatar solutions. Limited market familiarity can also give rise to skepticism and concerns about reliability and integration challenges. Lack of understanding may prompt businesses to opt for traditional solutions instead, hindering the market penetration of digital avatars.

Overall, the risk associated with market familiarity and understanding highlights the need for ongoing education and awareness initiatives, as well as continuous monitoring of the market landscape to adapt strategies accordingly.

The failure to develop and maintain our digital avatars could negatively impact our ability to ensure optimal performance.

Developing and maintaining digital avatars entails significant technical challenges and ongoing updates to ensure optimal performance. The company must possess advanced technology infrastructure capable of handling the processing and rendering of avatars in real-time. Insufficient or outdated infrastructure may lead to system failures, security breaches, and limitations in natural language processing capabilities, which can adversely affect the reliability and functionality of digital avatars. Such disruptions or negative experiences have the potential to result in client loss and reputational damage.

Regular updates and maintenance are essential to keep digital avatars up to date with advancements in technology, improved natural language processing capabilities, and enhanced security measures. Failure to perform timely updates and maintenance tasks can lead to compatibility issues, security vulnerabilities, and reduced functionality, thereby impacting user satisfaction and damaging the company's reputation. The dynamic and rapidly evolving nature of the digital avatar landscape necessitates a proactive approach to address technical challenges and limitations.

System failures, downtime, and security breaches pose additional risks. Technical infrastructure is susceptible to failures due to hardware malfunctions, software bugs, or network outages.

Such disruptions can render digital avatars inaccessible or result in degraded performance, leading to user dissatisfaction and potential client loss. Protecting user data from security breaches is crucial, as any unauthorized access or compromise can have severe consequences, including reputational damage, legal repercussions, and client attrition.

If we fail to effectively manage our growth, our business, financial condition and results of operations would be harmed.

Our company is on a development stage with a sole shareholder and is a subject to the strains of ongoing development and growth, which will place significant demands on our management and our operational and financial infrastructure. Further, we may not grow as we expect, if we fail to manage our growth effectively or to develop and expand our managerial, operational and financial resources and systems, our business and financial results would be materially harmed.

We may not be able to manage growth effectively, which could damage our reputation, limit our growth and negatively affect our operating results. Although we cannot provide any assurance that we will successfully identify emerging trends and growth opportunities in this business sector and we may lose out on opportunities.

The longevity of our business depends in part on our ability to enhance and sell the functionality of our current solutions to remain competitive and meet customer needs.

The longevity and sustained success of our business are contingent upon our ability to continuously enhance and effectively market the functionality of our solutions. The competitive landscape in which we operate is characterized by rapid technological advancements and evolving customer needs. Failure to adapt to these changes and deliver innovative, feature-rich offerings may result in a loss of market share and competitiveness.

Addressing the risk associated with the development of our website requires ongoing investment in research and development, collaboration with industry partners, and a proactive approach to monitoring market trends and customer preferences. We must also allocate sufficient resources and talent to ensure timely development, rigorous testing, and successful implementation of new features and functionalities.

Failure to develop our website to remain competitive and meet customer needs may adversely affect our business prospects, financial performance, and long-term sustainability.

ITEM 1B. Unresolved Staff Comments

Not applicable to smaller reporting companies.

ITEM 1C. Cybersecurity

The security of information is under the company management control and ensured by internal security rules applied.

ITEM 2. Properties

Our current office space is located at 34 N Franklin Ave 687, Pinedale, WY 82941, USA. The space is adequate for our needs.

ITEM 3. Legal Proceedings

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

ITEM 4. Mine Safety Disclosures

Not applicable.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is not currently traded on any exchange. We cannot assure that any market for the shares will develop or be sustained. We have not paid any dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We intend to retain any earnings to finance the growth of our business. We cannot assure you that we will ever pay cash dividends.

Whether we pay cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our financial condition, results of operations, capital requirements and any other factors that the Board of Directors decides are relevant. See Management’s Discussion and Analysis of Financial Condition and Results of Operations.

As of April 30, 2024, the company has 4,154,966 shares of common stock issued and outstanding held by company’s shareholders.

ITEM 6. Reserved

Not applicable to smaller reporting companies.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with (i) our audited financial statement as of April 30, 2024, that appear elsewhere in this filing. This filing contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward- looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward -looking statements contained herein to reflect future events or developments. For information regarding risk factors that could have a material adverse effect on our business, refer to the Risk Factors section of this filing beginning on page 8.

Going Concern

The future of our company is dependent upon its ability to obtain financing and upon future profitable operations from the sale of products and services through our websites. Management has plans to seek additional capital through a private placement and public offering of its Common Stock, if necessary. Our auditors have expressed a going concern opinion which raises substantial doubts about our ability to continue as a going concern.

Liquidity and Capital Resources

As of April 30, 2024, the company had $7,732 in current assets, compared to $16,000 as of April 30, 2023. The Company’s liabilities stood at $291,433 as of April 30, 2024, up from $25,431 the previous year. The accumulated deficit was $23,166 as of April 30, 2024, increasing from $31 as of April 30, 2023.

For the year ended April 30, 2024, the company used $75,419 in cash for operating activities, compared to $13,369 for the year ended April 30, 2023, both due to increases in accounts payable. For the year ended April 30, 2024 and 2023 the Company used cash in investing activities of $271,238 and $13,400, respectively, for the purchase of intangible assets. Additionally, the company received $187,55 in cash financing activities for the year ended April 30, 2024, compared to $16,031 in the previous year, mostly due to proceeds from loans from related parties.

We anticipate that we will receive sufficient proceeds from investors through a private offering, to continue operations for at least the next twelve months; however, there is no assurance that such proceeds will be received and there are no agreements or understandings currently in effect from any potential investors. Additionally, it is anticipated that the company will continue to receive revenues from operations in the coming year; however, there is no assurance that will occur. The company relies solely on the funding provided by loans from Liliia Havrykh, our President, in accordance with the Loan Agreement between IMA Tech Inc. and Ms. Havrykh, dated March 29, 2023, as amended on December 22, 2023 and April 1, 2024. The loans will also be used for funding the Company’s operations and will be provided on ‘as-needed’ basis.  The total amount of such funds shall not exceed $200,000. We believe such loans will be sufficient for us to continue operations for the next 12 months. The company will repay the loan amounts to the President with revenues it will generate upon launching of its application.

As the company’s expenses are relatively stable, unless additional sites are rolled out, the company believes it can continue its present operations with projected revenues together with proceeds from a private offering. The company will consider raising additional funds through sales of equity, debt and convertible securities, if it is deemed necessary. The company has no intention in investing in short-term or long-term discretionary financial programs of any kind.

Results of Operations

Total income for the year ended April 30, 2024 was $10,800, and no income was generated from inception on March 20, 2023 through April 30, 2023.

Total expenses for the year ended April 30, 2023 were $31, made up of bank service charges.

Total expenses for the year ended April 30, 2024 were $38,635, made up of professional fees $22,564, amortization of $15,454, and general and administrative expense of $617.

For the year ended April 30, 2024 and 2023, the company recorded a net loss of $27,835 and $31, respectively.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have, or are reasonably likely to have, a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors.

Critical Accounting Policies

Our financial statements and accompanying notes have been prepared in accordance with United States generally accepted accounting principles applied on a consistent basis. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.

We regularly evaluate the accounting policies and estimates that we use to prepare our financial statements. In general, management’s estimates are based on historical experience, on information from third party professionals, and on various other assumptions that are believed to be reasonable under the facts and circumstances. Actual results could differ from those estimates made by management.

We consider the following to be critical accounting policies:

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

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable to smaller reporting companies.

ITEM 8. Financial Statements and Supplementary Data

This information appears following Item 15 of this Annual Report and is included herein by reference.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

We have had no changes in or disagreements with our independent registered public accountant.

ITEM 9A. Controls and Procedures

The company is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

An assessment was conducted with the participation of our principal executive and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the company conducted an evaluation of the effectiveness of the company’s internal control over financial reporting as of April 30, 2024, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2024, the company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We lack an adequate internal control structure – Due to the size of the company we do not have the appropriate control activities, risk assessment procedures, controls over information and communication, or effective monitoring controls.

2.	We do not have appropriate segregation of duties or adequate accounting resources – The company has only one employee therefore no reviews are in place to ensure adequate financial reporting. Additionally, we lack accounting personnel with sufficient accounting knowledge, experience, and understanding of US GAAP or SEC rules. Further, while not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the company’s financial statements.Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

3.	We did not implement appropriate information technology controls – As at April 30, 2024, the company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors. Further, there are no IT controls in place to prevent changes to, or misstatement in, financial reporting.

Accordingly, the company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the company did not maintain effective internal control over financial reporting as of April 30, 2024 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting occurred during the quarter ended April 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Name	Age	Position
Liliia Havrykh	27	President, CEO, Treasurer, Secretary, Director

Liliia Havrykh, President, CEO, Treasurer, Secretary, and Director

Ms. Liliia Havrykh has served as President, CEO, Treasurer, Secretary, and Director since the company’s inception on March 29, 2023. Ms. Havrykh is a highly accomplished business executive with a diverse background in operations, logistics, and administration. She began her career as an Operations Coordinator and gained valuable experience in customer service, event planning, and marketing. Liliia Havrykh then went on to work as Logistics Operations Manager at SLS Logistics Company, where she honed her skills in supply chain management, logistics coordination, and customer relations. Ms. Havrykh holds a degree from Railway University's Economics Faculty in Izmail City, Ukraine.

Liliia Havrykh owns 96.27% of the outstanding shares of our Common Stock. Ms. Havrykh, our President and sole director, will be devoting all her time needed for planning and organizing activities for IMA Tech.

During the past ten years, Ms. Havrykh has not been the subject to any of the following events:

1.    Any bankruptcy petition filed by or against any business of which Liliia Havrykh was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time.

2.    Any conviction in a criminal proceeding or being subject to a pending criminal proceeding.

3.    An order, judgment, or decree, not subsequently reversed, suspended or vacated, or any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting Ms. Havrykh involvement in any type of business, securities or banking activities.

4.    Found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Future Trading Commission to violate a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

5.    Was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of any Federal or State authority barring, suspending or otherwise limiting for more than 60 days the right to engage in any activity described in paragraph (f)(3)(i) of this section, or to be associated with persons engaged in any such activity;

6.    Was found by a court of competent jurisdiction in a civil action or by the Commission to have violated any Federal or State securities law, and the judgment in such civil action or finding by the Commission has not been subsequently reversed, suspended, or vacated;

7.    Was the subject of, or a party to, any Federal or State judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of:

i.      Any Federal or State securities or commodities law or regulation; or

ii.    Any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order; or

iii.  Any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

8.    Was the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a) (26) of the Exchange Act (15 U.S.C. 78c(a) (26))), any registered entity (as defined in Section 1(a) (29) of the Commodity Exchange Act (7 U.S.C. 1(a) (29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

ITEM 11. Executive Compensation

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Liliia Havrykh President, CEO, Treasurer, Secretary, Director	Since inception (March 29, 2023) till April 30, 2024	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the company and its Officer.

Ms. Liliia Havrykh currently devotes restricted amount of time to our operations. She has agreed to work with no remuneration until such time as the company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of April 30, 2024, certain information with respect to the beneficial ownership of shares of our Common Stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of Common Stock, (ii) each director or nominee for director of our company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Beneficial Owner	Address	Number of Shares	Owned Percent of Class
Liliia Havrykh	34 N Franklin Ave 687, Pinedale, WY 82941, United States	4,000,000	96.27%

(*) Beneficial ownership is determined in accordance with the rules of the SEC which generally attribute beneficial ownership of securities to persons who possess sole or shared voting power and/or investment power with respect to those securities.

Unless otherwise indicated, voting and investment power are exercised solely by the person named above or shared with members of such person’s household. This includes any shares such person has the right to acquire within 60 days.

(**) Percent of class is calculated on the basis of the number of fully diluted shares outstanding on April 30, 2024 - 4,154,966.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

It is our practice and policy to comply with all applicable laws, rules and regulations regarding related person transactions, including the Sarbanes-Oxley Act of 2002. A related person is an executive officer, director or more than 5% stockholder of IMA Tech Inc., including any immediate family members, and any entity owned or controlled by such persons. Our Board of Directors (excluding any interested director) is charged with reviewing and approving all related-person transactions, and a special committee of our Board of Directors is established to negotiate the terms of such transactions. In considering related-person transactions, our Board of Directors considers all relevant available facts and circumstances.

Director Independence

Our board of directors is currently composed of one member Ms. Liliia Havrykh, and she does not qualify as an independent director in accordance with the published listing requirements of the NASDAQ Global Market (the company has no plans to list on the NASDAQ Global Market). The NASDAQ independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director, nor any of his family members has engaged in various types of business dealings with us.

In addition, our board of directors has not made a subjective determination as to Liliia Havrykh that no relationships exist which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, though such subjective determination is required by the NASDAQ rules. Had our board of directors made these determinations, our board of directors would have reviewed and discussed information provided by directors and us regarding our director's business and personal activities and relationships as they may relate to us and our management.

Related Party Transactions

As of April 30, 2024, the CEO and sole director of the company advanced $194,933 to the company. This loan is for working capital purposes and is unsecured, interest-free, and has no fixed payment terms other than the maturity date of March 29, 2028.

On April 27, 2023, the company issued 4,000,000 shares of its Common Stock at $0.001 per share for total proceeds of $4,000 received from its CEO and sole director.

ITEM 14. Principal Accountant Fees and Services

 The following table sets forth the fees billed to our company for the years ended April 30, 2024 and 2023 for professional services rendered.

	2024	2023
Audit Fees	$18,838	-
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	4,026	-
Total	$22,564	$-

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this Form 10-K:

(1)Financial Statements:

(2)Financial Statement Schedules:

None.

(3)Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description

31.1*	Certification of Principal Executive OfficerPursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

ITEM 16. Form 10-K Summary

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, there unto duly authorized on July 29, 2024.

IMA Tech Inc.

By: /s/ Liliia Havrykh
Liliia Havrykh, President, Secretary, Treasurer, CEO, Principal Executive Officer, Principal Financial and Accounting Officer, President, Secretary.

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

IMA Tech Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of IMA Tech Inc. as of April 30, 2024 and 2023, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended April 30, 2024 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of IMA Tech Inc. as of April 30, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 2 to the financial statements, the entity has recurring net losses from operations and is reporting an accumulated deficit. Additionally, the entity anticipates further losses in the development of their business. These factors raise substantial doubt about the entity’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to IMA Tech Inc. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. IMA Tech Inc. is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Mac Accounting Group & CPAs, LLP

We have served as IMA Tech Inc.’s auditor since 2023.

Midvale, Utah

July 29, 2024

IMA TECH INC.

BALANCE SHEETS

	April 30, 2024	April 30, 2023
ASSETS
Current Assets
Cash	$7,732	$16,000
Total Current Assets	7,732	16,000
Other Assets
Intangible Assets, net	269,184	13,400
Total Other Assets	269,184	13,400
TOTAL ASSETS	$276,916	$29,400

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$96,500	$13,400
Deferred Revenue	4,700	-
Loan from Related Parties	194,933	12,031
Total Current Liabilities	296,133	25,431
Total Liabilities	296,133	25,431
Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized, 4,154,966 and 4,000,000 shares issued and outstanding at April 30, 2024 and 2023, respectively	4,155	4,000
Additional Paid-in Capital	4,494	-
Accumulated Deficit	(27,866)	(31)
Total Stockholders’ Equity (Deficit)	(19,217)	3,969
TOTAL LIABILITIES & STOCKHOLDER`S EQUITY (DEFICIT)	$276,916	$29,400

The accompanying notes are an integral part of the financial statements

IMA TECH INC.

STATEMENTS OF OPERATIONS

	For the year ended April 30, 2024	From Inception on March 29, 2023 through April 30, 2023
Revenue	$10,800	$-

Operating Expenses
General and Administrative	617	31
Amortization	15,454	-
Professional Fees	22,564	-
Total operating expenses	38,635	31
Net Loss from Operations	(27,835)	(31)
Provision for Income Taxes	-	-
Net Loss	$(27,835)	$(31)

Net Loss per Common Share – Basic & Diluted	$(0.01)	$(0.00)

Weighted Average Number of Common Shares Outstanding-Basic & Diluted	4,024,079	4,000,000

The accompanying notes are an integral part of the financial statements

IMA TECH INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in- Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount

Balance as of March 29, 2023 (inception)	-	$-	$-	$-	$-
Shares issued for cash	4,000,000	4,000	-	-	4,000
Net Loss	-	-	-	(31)	(31)
Balance as of April 30, 2023	4,000,000	4,000	-	(31)	3,969
Shares issued for cash	154,966	155	4,494	-	4,649
Net Loss	-	-	-	(27,835)	(27,835)
Balance as of April 30, 2024	4,154,966	$4,155	$4,494	$(27,866)	$(19,217)

The accompanying notes are an integral part of the financial statements

IMA TECH INC.

STATEMENTS OF CASH FLOWS

	For the year ended April 30, 2024	From Inception on March 29, 2023 through April 30, 2023
CASH FLOWS FROM OPERATING ACTIVITIES
Net Loss	$(27,835)	$(31)
Adjustments to reconcile net loss to net cash provided by operations:
Amortization	15,454	-
Changes in operating assets and liabilities:
Deferred Revenue	4,700	-
Accounts Payable	83,100	13,400
Net cash provided by Operating Activities	75,419	13,369

CASH FLOWS FROM INVESTING ACTIVITIES
Purchases of Intangible Assets	(271,238)	(13,400)
Net cash used in Investing Activities	(271,238)	(13,400)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the Sale of Common Stock	4,649	4,000
Proceeds from Loan from Related Parties	182,902	12,031
Net cash provided by Financing Activities	187,551	16,031
Net cash increase (decrease) for period	(8,268)	16,000
Cash at beginning of period	16,000	-
Cash at end of period	$7,732	$16,000

The accompanying notes are an integral part of the financial statements

IMA TECH INC.

NOTES TO FINANCIAL STATEMENTS

As of April 30, 2024

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

IMA Tech Inc. (“the Company”) was incorporated under the laws of the State of Wyoming, U.S. on March 29, 2023 (Inception). IMA Tech Inc. is to provide customers with a more immersive experience by simplifying the process of fulfilling their requests using AI-driven avatars.

NOTE 2 - GOING CONCERN

The condensed financial statements were prepared on a going concern basis that the Company will be able to settle its obligations and make use of its assets in the ordinary course of business in the near future. IMA Tech Inc. has generated $10,800 revenue and incurred a net loss of $27,835 for as the year ended April 30, 2024, and is reporting an accumulated deficit since inception of $27,866 as of April 30, 2024. Additionally, further losses are anticipated in the development of its business. As a result, there is substantial doubt about the Company's ability to operate as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent that the funds are not being held for investment purposes. Our cash balance was $16,000 and $7,732 as of April 30, 2023 and 2024, respectively and we had no cash equivalents.

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

ASC Subtopic 350-40 requires assets to be recorded at the cost to develop the asset and requires an intangible asset to be amortized over its useful life. Costs incurred to renew or extend the term of a recognized intangible asset are recognized as an expense in the period in which they are incurred.

For the fiscal year ended April 30, 2024 the Company incurred costs to further develop our website and AI API and as of April 30, 2024 we recorded intangible assets, totaling $269,184, that include the following:

Website development	$110,638
AI API development	174,000
Accumulated Depreciation	(15,454)
Total intangible assets	$269,184

These costs are being amortized over a period of 5 years, resulting in an expected annual amortization expense of $56,928 through April 30, 2028 and $41,474 for the year ended April 30, 2029. For the year ended April 30, 2024 and 2023, we recorded amortization expenses of $15,454 and $0, respectively.

Fair Value of Financial Instruments

ASC 820 "Fair Value Measurements and Disclosures" establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value.  The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

These tiers include:

Level 1: defined as observable inputs such as quoted prices in active markets;

Level 2: defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

Level 3:  defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The carrying value of our assets and liabilities approximate fair value due to their short-term nature.

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

Income Taxes

The Company follows the liability method of accounting for income taxes.  Under this method, deferred income tax assets and liabilities are recognized for the estimated tax consequences attributable to differences between the financial statement carrying values and their respective income tax basis (temporary differences).  The effect on deferred income tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Revenue Recognition

The Company recognizes revenue in accordance with Accounting Standards Codification 606, Revenue from Contracts with Customers ("ASC-606"). ASC 606 directs entities to recognize revenue when the promised goods or services are transferred to the customer. The amount of revenue recognized should equal the total consideration an entity expects to receive in return for the goods or services. The Financial Accounting Standards Board created a five-step approach that entities should apply when determining the amount and timing of revenue recognition:

Step 1: Identify the contract with a customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

The Company provides API keys that give access to the number of minutes for the video creation process using our software. The Company's policy generally requires payment upon issuance of an invoice. Once payment is received, the Company provides the key to the service and specifies the period of time (generally 1 month) for which these minutes must be used. On occasion, the Company may provide the key prior to payment with an agreed upon payment date in the executed contract. The customer may not transfer the key-access to 3rd parties. Revenue is recognized by the Company ratably over the specified period of time that the customer is granted access to our software.

During the year ended April 30, 2024 the Company recorded $10,800 of revenue and during the period from inception on March 29, 2023 through April 30, 2023 the Company recorded no revenue. As of April 30, 2024 and 2023 the Company reported deferred revenue of $4,700 and $0, respectively. Accounts receivable was $0 as of April 30, 2024 and 2023.

Net Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260-10-45 Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic income (loss) per share is computed by dividing net income (loss) available to Common Stockholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted income (loss) per share are equal.

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

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period presented.

Recent Accounting Pronouncements

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and does not believe any of these pronouncements will have a material impact on the Company.

NOTE 4 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share.  On April 30, 2023, the company issued 4,000,000 shares of its Common Stock at $0.001 per share for total proceeds of $4,000.

During the year ended April 30, 2024, the Company issued 154,966 shares of common stock for cash proceeds at $0.03 per share for a total of $4,649.

There were 4,154,966 and 4,000,000 shares of common stock issued and outstanding as of April 30, 2024 and 2023, respectively.

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

As of April 30, 2024, the CEO and sole director of the Company had advanced $194,933 to the company, of which $182,902 was advanced during the year ended April 30, 2024 under a loan agreement dated March 29, 2023 for advances up to $90,000. The loan agreement was amended on December 22, 2023 to increase the loan amount to $140,000 and amended on April 1, 2024 to increase the loan amount to $200,000. This loan is for working capital purposes and is unsecured, interest-free, and has no fixed payment terms other than the maturity date of March 29, 2028.

On April 30, 2024, the Company issued 4,000,000 shares of its Common Stock at $0.001 per share for total proceeds of $4,000 received from its CEO and sole director.

NOTE 6- COMMITMENTS AND CONTINGENCIES

Litigation

The Company was not subject to any legal proceedings from the period March 29, 2023 (Inception) to April 30, 2024, and no legal proceedings are currently pending or threatened to the best of our knowledge.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated subsequent events from April 30, 2024 through July 29, 2024, the date the financial statements were issued, and has determined that there are no items to disclose other than those noted below.

During June 2024 the Company issued 35,543 shares of common stocks at $0.03 per share for cash proceeds of $1,066.