Form 10-Q
period 2024-07-31
IMA Tech Inc.
filed 2024-09-16
CIK 1980295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2024

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes []       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  4,726,459 common shares issued and outstanding as of September 13, 2024.

IMA TECH

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying interim financial statements of IMA Tech (“the Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

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

IMA Tech

Condensed Balance Sheets

	As of July 31, 2024	As of April 30, 2024
	(Unaudited)
ASSETS
Current Assets
Cash	$530	$7,732
Total Current Assets	530	7,732

Other Assets
Intangible Assets, net	254,952	269,184
Total Other Assets	254,952	269,184
TOTAL ASSETS	$255,482	$276,916

LIABILITIES AND STOCKHOLDERS` EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$89,319	$96,500
Deferred Revenue	4,500	4,700
Loan from Related Parties	196,933	194,933
Total Current Liabilities	290,752	296,133
Total Liabilities	290,752	296,133

Stockholders` Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 4,190,509 and 4,154,966 shares issued and outstanding as of July 31, 2024 and April 30, 2024, respectively	4,191	4,155
Additional Paid-in Capital	5,525	4,494
Accumulated Deficit	(44,986)	(27,866)
Total Stockholders` Equity (Deficit)	(35,270)	(19,217)
TOTAL LIABILITIES AND STOCKHOLDERS` EQUITY (DEFICIT)	$255,482	$276,916

See accompanying notes, which are an integral part of these condensed financial statements

IMA Tech

Condensed Statements of Operations

(Unaudited)

	Three Months Ended July 31, 2024	Three Months Ended July 31, 2023
REVENUES	$4,700	$-

OPERATING EXPENSES
General & Administrative Expenses	7,588	9,049
Amortization	14,232	670
TOTAL OPERATING EXPENSES	21,820	9,719

LOSS FROM OPERATIONS	17,120	9,719

PROVISION FOR INCOME TAXES	-	-

NET INCOME (LOSS)	$(17,120)	$(9,719)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,158,502	4,000,000

See accompanying notes, which are an integral part of these condensed financial statements.

IMA Tech

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

For the Three Months Ended July 31, 2024 and 2023

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders` Equity (Deficit)
	Shares	Amount

Balance at April 30, 2023	4,000,000	$4,000	$-	$(31)	$3,969
Net loss for the three months ended July 31, 2023	-	-	-	(9,719)	(9,719)
Balance at of July 31, 2023	4,000,000	$4,000	$-	$(9,750)	$(5,750)

Balance at April 30, 2024	4,154,966	$4,155	$4,494	$(27,866)	$(19,217)
Shares issued for cash	35,543	36	1,031	-	1,067
Net loss for the three months ended July 31, 2024	-	-	-	(17,120)	(17,120)
Balance at July 31, 2024	4,190,509	$4,191	$5,525	$(44,986)	$(35,270)

See accompanying notes, which are an integral part of these condensed financial statements.

IMA Tech

Condensed Statements of Cash Flows

(Unaudited)

	Three Months Ended July 31, 2024	Three Months Ended July 31, 2023
OPERATING ACTIVITIES
Net Income (Loss)	$(17,120)	$(9,719)
Adjustments to Reconcile Net loss
to Net Cash Used in Operating Activities:
Amortization	14,232	670
Changes in Operating Assets and Liabilities:
Accounts payable	(7,182)	(13,400)
Deferred Revenue	(200)
Net Cash Used in Operating Activities	(10,269)	(22,449)

Net Cash Used in Investing Activities	-	-

FINANCING ACTIVITIES
Proceeds from Loan from Related Parties	2,000	6,914
Proceeds from the Sale of Common Stock	1,067	-
Net Cash Provided by Financing Activities	3,067	6,914

Net Cash Decrease for Period	(7,202)	(15,535)
Cash at Beginning of Period	7,732	16,000
Cash at End of Period	$530	$465

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes, which are an integral part of these condensed financial statements.

IMA Tech

Notes to the Condensed Financial Statements

For the Three Months Ended July 31, 2024 and 2023

(Unaudited)

Note 1 – Nature of Business

IMA Tech (“the Company”) was incorporated under the laws of the State of Wyoming, U.S. on March 29, 2023 (Inception). IMA Tech provides customers with an immersive experience by simplifying the process of fulfilling their requests using AI-driven avatars.

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

Note 2 – Going Concern

The condensed financial statements were prepared on a going concern basis that the Company will be able to settle its obligations and make use of its assets in the ordinary course of business in the near future. IMA Tech has only generated $4,700 revenue and incurred a net loss of $17,120 for the three months ended July 31, 2024, additionally, it’s reporting an accumulated deficit since inception of $44,986 as of July 31, 2024. Additionally, further losses are anticipated in the development of its business. As a result, there is substantial doubt about the Company's ability to operate as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent that the funds are not being held for investment purposes. As of July 31, 2024 and April 30, 2024, our cash balance was $530 and $7,732, respectively, and we had no cash equivalents.

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

As of July 31, 2024 we have accounted for capitalized expenses related to the development of our website and our artificial intelligence API totaling $284,638. These costs are being amortized over a period of 5 years. For the three months ended July 31, 2024, we recorded amortization expenses of $14,232. We expect to recognize amortization expense of $42,696 for the remainder of the fiscal year ending April 30, 2025, $56,928 for each of the fiscal years ending April 30, 2026 through 2028, and $41,474 for the fiscal year ending April 30, 2029.

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

During the three months ended July 31, 2024 and 2023 the Company recorded revenue of $4,700 and $0, respectively. As of July 31, 2024 and 2023 the Company reported deferred revenue of $4,500 and $0, respectively. Accounts receivable was $0 as of July 31, 2024 and 2023.

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

On June 25, 2024, the Company issued 35,543 shares of common stock for cash proceeds at $0.03 per share for a total of $1,067.

As of July 31, 2024, the Company had 4,190,509 shares issued and outstanding.

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

As of July 31, 2024, the CEO and sole director of the Company had advanced $196,933 to the Company, of which $2,000 was advanced during the three months ended July 31, 2024 under a loan agreement dated March 29, 2023 for advances up to $90,000. The loan agreement was amended on December 22,2023 to increase the loan amount to $140,000 and amended on April 1, 2024 to increase the loan amount to $200,000. This loan is for working capital purposes and is unsecured, interest-free, and has no fixed payment terms other than the maturity date of March 29, 2028

Note 6 – Commitments and Contingencies

Litigation

The Company was not subject to any legal proceedings from the period March 29, 2023 (Inception) to July 31, 2024, and no legal proceedings are currently pending or threatened to the best of our knowledge.

Note 7 – Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to July 31, 2024, and has determined that it does not have any material subsequent events to disclose in these financial statements other than those described below.

Subsequent to July 31, 2024, the Company issued 535,950 shares of common stock for cash proceeds of $16,079 at $0.03 per share.

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

Business Overview

Our Company's business model centers on developing and operating a website featuring digital avatars. The website offers a wide array of customizable avatars through individual accounts, enabling personalization and interaction through digital personas. Additionally, our website provides multilingual support for up to 40 languages, ensuring a seamless experience for users from diverse linguistic backgrounds. Furthermore, users have the ability to create video presentations, depending on their objectives.

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

Employees

IMA Tech is a Company with only one employee, Liliia Havrykh, our President, CEO, Treasurer, Secretary, Director. The Company may consider hiring more employees if the need arises.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion of our financial condition and results of operations should be read in conjunction with (i) our audited financial statement as of April 30, 2024.

Results of Operations for the three months ended July 31, 2024 and 2023 respectively:

Revenue

For the three months ended July 31, 2024 we generated total revenue of $4,700.

For the three months ended July 31, 2023 we generated no revenue.

Operating expenses

Total operating expenses for three months ended July 31, 2024 were $21,820. The operating expenses included bank service charges ($4), amortization expense ($14,232), and professional fees ($7,584).

Total operating expenses for three months ended July 31, 2023 were $9,719. The operating expenses included bank service charges ($16), amortization expense ($670) and professional fees ($9,033).

Net Loss

Our Net Loss for three months ended July 31, 2024 was $17,120.

Our Net Loss for three months ended July 31, 2023 was $9,719.

Liquidity and Capital Resources

As of July 31, 2024 the Company had cash of $530 ($7,732 as of July 2023) and had a negative working capital of $290,222 as of July 31, 2024.

Net cash used in operating activities for the three months ended July 31, 2024, was $10,269.

Net cash used in investing activities for the three months ended July 31, 2024 was $0.

Net cash used in financing activities for the three months ended July 31, 2024, was $3,067.

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

Current Financial Condition

As of July 31, 2024, we have generated revenue in amount of $4,700 and during the three months ended July 31, 2024 we raised capital of $1,067 as consideration for 35,543 shares. Please refer to our financial statements contained herein for more detailed information.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

During the three months ended July 31, 2024 there were no changes in our system of internal controls over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, there unto duly authorized on September 16, 2024.

IMA Tech

By: /s/ Liliia Havrykh
Liliia Havrykh, President, Secretary,
Treasurer, Director