Form 10-Q
period 2024-10-31
IMA Tech
filed 2024-12-12
CIK 1980295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2024

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

ceo@ima.gg

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

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[X]	Smaller reporting company	[X]
		Emerging growth company	[X]
(Do not check if a smaller reporting company)

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  5,109,878 common shares issued and outstanding as of December 11, 2024.

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

IMA Tech

Condensed Balance Sheets

	As of October 31, 2024	As of April 30, 2024
	(Unaudited)
ASSETS
Current Assets
Cash	$10,121	$7,732
Total Current Assets	10,121	7,732

Other Current Assets
Prepaid Expenses	4,000	-
Total Other Current Assets	4,000	-

Other Assets
Intangible Assets, net	240,721	269,184
Total Other Assets	240,721	269,184
TOTAL ASSETS	$254,842	$276,916

LIABILITIES AND STOCKHOLDERS` EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$63,019	$96,500
Deferred Revenue	15,200	4,700
Loan from Related Parties	197,169	194,933
Total Current Liabilities	275,388	296,133
Total Liabilities	275,388	296,133

Stockholders` Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 5,109,878 and 4,154,966 shares issued and outstanding as of October 31, 2024 and April 30, 2024, respectively	5,110	4,155
Additional Paid-in Capital	32,186	4,494
Accumulated Deficit	(57,842)	(27,866)
Total Stockholders` Equity (Deficit)	(20,546)	(19,217)
TOTAL LIABILITIES AND STOCKHOLDERS` EQUITY (DEFICIT)	$254,842	$276,916

See accompanying notes, which are an integral part of these condensed financial statements

IMA Tech

Condensed Statements of Operations

(Unaudited)

	Three months ended October 31, 2024	Three months ended October 31, 2023	Six months ended October 31, 2024	Six months ended October 31, 2023
REVENUES	$10,000	$-	$14,700	$-
OPERATING EXPENSES
General & Administrative Expenses	8,625	7,522	16,213	16,571
Amortization	14,231	1,303	28,463	1,973
TOTAL OPERATING EXPENSES	22,856	8,825	44,676	18,544

INCOME (LOSS) FROM OPERATIONS	(12,856)	(8,825)	(29,976)	(18,544)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(12,856)	$(8,825)	$(29,976)	$(18,544)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,729,271	4,000,000	4,381,744	4,000,000

See accompanying notes, which are an integral part of these condensed financial statements.

IMA Tech

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

For the three and six months ended October 31, 2023 and 2024

(Unaudited)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity (Deficit)

Balance at April 30, 2023	4,000,000	$4,000	$-	$(31)	$3,969
Net Loss	-	-	-	(9,719)	(9,719)
Balance at July 31, 2023	4,000,000	4,000	-	(9,750)	$(5,750)
Net Loss	-	-	-	(8,825)	(8,825)
Balance at October 31, 2023	4,000,000	$4,000	$-	$(18,575)	$(14,575)

Balance at April 30, 2024	4,154,966	$4,155	$4,494	$(27,866)	$(19,217)
Common Shares Issued for Cash	35,543	36	1,031	-	1,067
Net Loss	-	-	-	(17,120)	(17,120)

Balance at July 31, 2024	4,190,509	4,191	5,525	(44,986)	(35,270)

Common Shares Issued for Cash	919,369	919	26,661	-	27,580
Net Loss	-	-	-	(12,856)	(12,856)
Balance at October 31, 2024	5,109,878	$5,110	$32,186	$(57,842)	$(20,546)

See accompanying notes, which are an integral part of these condensed financial statements.

IMA Tech

Condensed Statements of Cash Flows

For the six months ended October 31, 2024 and 2023

(Unaudited)

	Six months ended October 31, 2024	Six months ended October 31, 2023
OPERATING ACTIVITIES
Net Income (Loss)	$(29,976)	$(18,544)
Adjustments to Reconcile Net loss
to Net Cash Used in Operating Activities:
Amortization	28,463	1,973
Changes in Operating Assets and Liabilities:
Prepaid Expenses	(4,000)	-
Accounts Payable	(33,481)	4,838
Deferred Revenue	10,500	-
Net Cash Used in Operating Activities	(28,494)	(11,733)

INVESTING ACTIVITIES
Intangible Assets	-	(68,238)
Net Cash Used in Investing Activities	-	(68,238)

FINANCING ACTIVITIES
Proceeds from Loan from Related Parties	2,236	64,514
Proceeds from the Sale of Common Stock	28,647	-
Net Cash Provided by Financing Activities	30,883	64,514

Net Cash Decrease for Period	2,389	(15,457)

Cash at Beginning of Period	7,732	16,000
Cash at End of Period	$10,121	$543

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes, which are an integral part of these condensed financial statements.

IMA Tech

Notes to the Condensed Financial Statements

For the six months ended October 31, 2024 and 2023

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

Note 2 – Going Concern

The condensed financial statements were prepared on a going concern basis that the Company will be able to settle its obligations and make use of its assets in the ordinary course of business in the near future. IMA Tech has only generated $14,700 of revenue and incurred a net loss of $29,976 for the six months ended October 31, 2024. Additionally, the Company is reporting an accumulated deficit since inception of $57,842 as of October 31, 2024 and further losses are anticipated in the development of its business. As a result, there is substantial doubt about the Company's ability to operate as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent that the funds are not being held for investment purposes. As of October 31, 2024 and April 30, 2024, our cash balance was $10,121 and $7,732, respectively, and we had no cash equivalents.

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

ASC Subtopic 350-40 requires assets to be recorded at the cost to develop the asset and requires an intangible asset to be amortized over its useful life. Costs to renew or extent the term of an intangible asset is expensed as incurred.

As of October 31, 2024 we have accounted for capitalized expenses related to the development of our website, totaling $284,638. These costs are being amortized over a period of 5 years. For the six months ended October 31, 2024, we recorded amortization expenses of $28,463. We expect to recognize amortization expense of $28,464 for the remainder of the fiscal year ending April 30, 2025, $56,928 for each of the fiscal years ending April 30, 2026 through 2028, and $41,474 for the fiscal year ending April 30, 2029.

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

During the six months ended October 31, 2024 and 2023 the Company recorded revenue of $14,700 and $0, respectively. As of October 31, 2024 and April 30, 2024 the Company reported deferred revenue of $15,200 and $4,700, respectively. Accounts receivable was $0 as of October 31, 2024 and April 30, 2024.

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

Advertising and Marketing

The Company recognizes advertising costs in accordance with ASC 720-35, Advertising Costs , which requires that all advertising costs be expensed as incurred. Advertising and Marketing expenses for the six months ended October 30, 2024 and 2023 totaled $2,000 and $0, respectively. Prepaid advertising costs were $3,000 and $0 as of October 31, 2024 and April 30, 2024.

Recent Accounting Pronouncements

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements and does not believe any of these pronouncements will have a material impact on the Company.

Note 4 – Capital Stock

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share.

During the six months ended October 31, 2024, the Company issued 954,912 shares of common stock for cash proceeds at $0.03 per share for a total of $28,647.

During the six months ended October 31, 2023, the Company issued no shares of common stock.

As of October 31, 2024, the Company had 5,109,878 shares issued and outstanding.

Note 5 – Related Party Transactions

To support the Company's financial needs, it may obtain advances from related parties until such time that it can sustain its operations or secure sufficient funding through the sale of its equity or traditional debt financing.

As of October 31, 2024, the CEO and sole director of the Company had advanced $197,169 to the Company, of which $2,236 was advanced during the six months ended October 31, 2024 under a loan agreement dated March 29, 2023 for advances up to $90,000. The loan agreement was amended on December 22, 2023 to increase the loan amount to $140,000 and amended on April 1, 2024 to increase the loan amount to $200,000. Loan is for working capital purposes and is interest-free, and has no fixed payment terms other than the maturity date of March 29, 2028.

Note 6 – Commitments and Contingencies

Litigation

The Company was not subject to any legal proceedings from the period March 29, 2023 (Inception) to October 31, 2024, and no legal proceedings are currently pending or threatened to the best of our knowledge.

Note 7 – Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to October 31, 2024, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statement as of April 30, 2024.

Results of Operations

Three months ended October 31, 2024 compared to October 31, 2023

Revenue

For the three months ended October 31, 2024 we generated total revenue of $10,000.

For the three months ended October 31, 2023 we generated no revenue.

Operating expenses

Total operating expenses for three months ended October 31, 2024 were $22,856. The operating expenses included bank service charges ($25), amortization expense ($14,231), professional fees ($4,600), advertising & marketing ($2,000), and maintenance expense ($2,000).

Total operating expenses for three months ended October 31, 2023 were $8,825. The operating expenses included bank service charges ($1), amortization expense ($1,303) and professional fees ($7,521).

Net Loss

Our Net Loss for three months ended October 31, 2024 was $12,856.

Our Net Loss for three months ended October 31, 2023 was $8,825.

Six months ended October 31, 2024 compared to October 31, 2023

Revenue

For the six months ended October 31, 2024 we generated total revenue of $14,700.

For the six months ended October 31, 2023 we generated no revenue.

Operating expenses

Total operating expenses for six months ended October 31, 2024 were $44,676. The operating expenses included bank service charges ($29), amortization expense ($28,463), professional fees ($12,184), advertising & marketing ($2,000), and maintenance expense ($2,000).

Total operating expenses for six months ended October 31, 2023 were $18,544. The operating expenses included bank service charges ($16), amortization expense ($1,973) and professional fees ($16,555).

Net Loss

Our Net Loss for six months ended October 31, 2024 was $29,976.

Our Net Loss for six months ended October 31, 2023 was $18,544.

Liquidity and Capital Resources

Six months ended October 31, 2024 compared to October 31, 2023

As of October 31, 2024 the Company had cash of $10,121 ($7,732 as of April 30, 2024) and had a negative working capital of $275,388 as of October 31, 2024.

Net cash used in operating activities for the six months ended October 31, 2024, was $28,494.

Net cash used in operating activities for the six months ended October 31, 2023, was $11,733.

We had no cash flows used in or provided by investing activities for the six months ended October 31, 2024.

Net cash used in investing activities for the six months ended October 31, 2023 was $68,238.

Net cash used in financing activities for the six months ended October 31, 2024, was $30,883.

Net cash used in financing activities for the six months ended October 31, 2023, was $64,514.

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

Current Financial Condition

As of October 31, 2024, we have generated revenue in amount of $14,700. During the six months ended October 31, 2024, the Company issued 954,912 shares of common stock for cash proceeds at $0.03 per share for a total of $28,646. Please refer to our financial statements contained herein for more detailed information.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2024. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

During the six months ended October 31, 2024 there were no changes in our system of internal controls over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, there unto duly authorized on December 12, 2024.

IMA Tech

By: /s/ Liliia Havrykh
Liliia Havrykh, President, Secretary,
Treasurer, Director