Form 10-Q
period 2025-01-31
IMA Tech
filed 2025-03-13
CIK 1980295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2025

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

Pinedale, WY, 82941, United States

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

Yes []       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  5,109,878 common shares issued and outstanding as of March 12, 2025

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

IMA Tech

Condensed Balance Sheets

	As of January 31, 2025	As of April 30, 2024
	(Unaudited)
ASSETS
Current Assets
Cash	$530	$7,732
Prepaid Expenses	7,350	-
Total Current Assets	7,880	7,732

Other Assets
Intangible Assets, net	226,489	269,184
Total Other Assets	226,489	269,184
TOTAL ASSETS	$234,369	$276,916

LIABILITIES AND STOCKHOLDERS` EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$16,616	$96,500
Deferred Revenue	-	4,700
Loan from Related Parties	236,969	194,933
Total Current Liabilities	253,585	296,133
Total Liabilities	253,585	296,133

Stockholders` Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 5,109,878 and 4,154,966 shares issued and outstanding as of January 31, 2025 and April 30, 2024, respectively	5,110	4,155
Additional Paid-in Capital	32,186	4,494
Accumulated Deficit	(56,512)	(27,866)
Total Stockholders` Equity (Deficit)	(19,216)	(19,217)
TOTAL LIABILITIES AND STOCKHOLDERS` EQUITY (DEFICIT)	$234,369	$276,916

See accompanying notes, which are an integral part of these condensed financial statements

IMA Tech

Condensed Statements of Operations

(Unaudited)

	Three months ended January 31, 2025	Three months ended January 31, 2024	Nine months ended January 31, 2025	Nine months ended January 31, 2024
REVENUES	$27,274	$10,800	$41,974	$10,800
OPERATING EXPENSES
General & Administrative Expenses	11,712	3,010	27,925	19,581
Amortization	14,232	5,449	42,695	7,422
TOTAL OPERATING EXPENSES	25,944	8,459	70,620	27,003

INCOME (LOSS) FROM OPERATIONS	1,330	$2,341	(28,646)	(16,203)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$1,330	$2,341	$(28,646)	$(16,203)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$0.00	$0.00	$(0.01)	$(0.00)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,109,878	4,000,000	5,109,878	4,000,000

See accompanying notes, which are an integral part of these condensed financial statements.

IMA Tech

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

For the three and nine months ended January 31, 2025 and 2024

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at April 30, 2023	4,000,000	$4,000	$-	$(31)	$3,969
Net Income	-	-	-	(9,719)	(9,719)
Balance at July 31, 2023	4,000,000	4,000	-	(9,750)	(5,750)
Net Income	-	-	-	(8,825)	(8,825)
Balance at October 31, 2023	4,000,000	4,000	-	(18,575)	(14,575)
Net Income	-	-	-	2,341	2,341
Balance at January 31, 2024	4,000,000	$4,000	$-	$(16,234)	(12,234)

Balance at April 30, 2024	4,154,966	$4,155	$4,494	$(27,866)	$(19,217)
Common Shares Issued for Cash	35,543	36	1,031	-	1,067
Net Income	-	-	-	(17,120)	(17,120)

Balance at July 31, 2024	4,190,509	4,191	5,525	(44,986)	(35,270)

Common Shares Issued for Cash	919,369	919	26,661	-	27,580
Net Income	-	-	-	(12,856)	(12,856)
Balance at October 31, 2024	5,109,878	5,110	32,186	(57,842)	(20,546
Net Income	-	-	-	1,330	1,330
Balance at January 31, 2025	5,109,878	$5,110	$32,186	$(56,512)	$(19,216)

See accompanying notes, which are an integral part of these condensed financial statements.

IMA Tech

Condensed Statements of Cash Flows

For the nine months ended January 31, 2025 and 2024

(Unaudited)

	Nine months ended January 31, 2025	Nine months ended January 31, 2024
OPERATING ACTIVITIES
Net Income (Loss)	$(28,646)	$(16,203)
Adjustments to Reconcile Net loss
to Net Cash Used in Operating Activities:
Amortization	42,695	7,422
Changes in Operating Assets and Liabilities:
Prepaid Expenses	(7,350)	-
Accounts Payable	(79,884)	58,838
Deferred Revenue	(4,700)	-
Net Cash Used in Operating Activities	(77,885)	50,057

INVESTING ACTIVITIES
Intangible Assets	-	(147,238)
Net Cash Used in Investing Activities	-	(147,238)

FINANCING ACTIVITIES
Proceeds from Loan from Related Parties	42,236	92,564
Repayment of a Loan from Related Parties	(200)	-
Proceeds from the Sale of Common Stock	28,647	-
Net Cash Provided by Financing Activities	70,683	92,564

Net Cash Increase (Decrease) for Period	7,202	(4,617)

Cash at Beginning of Period	7,732	16,000
Cash at End of Period	$530	$11,383

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes, which are an integral part of these condensed financial statements.

IMA Tech

Notes to the Condensed Financial Statements

For the nine months ended January 31, 2025 and 2024

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

Note 2 – Going Concern

The condensed financial statements were prepared on a going concern basis that the Company will be able to settle its obligations and make use of its assets in the ordinary course of business in the near future. IMA Tech has generated $41,974 of revenue and incurred a net loss of $28,646 for the nine months ended January 31, 2025. Additionally, the Company is reporting an accumulated deficit since inception of $56,512 as of January 31, 2025 and further losses are anticipated in the development of its business. As a result, there is substantial doubt about the Company's ability to operate as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent that the funds are not being held for investment purposes. As of January 31, 2025 and April 30, 2024, our cash balance was $530 and $7,732, respectively, and we had no cash equivalents.

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

As of January 31, 2025 we have accounted for capitalized expenses related to the development of our website, totaling $284,638. These costs are being amortized over a period of 5 years. For the nine months ended January 31, 2025, we recorded amortization expenses of $42,695. We expect to recognize amortization expense of $14,232 for the remainder of the fiscal year ending April 30, 2025, $56,928 for each of the fiscal years ending April 30, 2026 through 2028, and $41,474 for the fiscal year ending April 30, 2029.

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

During the nine months ended January 31, 2025 and 2024 the Company recorded revenue of $41,974 and $0, respectively. As of January 31, 2025 and April 30, 2024 the Company reported deferred revenue of $0 and $4,700, respectively. Accounts receivable was $0 as of January 31, 2025 and April 30, 2024.

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

Advertising and Marketing

The Company recognizes advertising costs in accordance with ASC 720-35, Advertising Costs, which requires that all advertising costs be expensed as incurred. Advertising and Marketing expenses for the nine months ended January 31, 2025 and 2024 totaled $5,000 and $0, respectively.

Recent Accounting Pronouncements

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements and does not believe any of these pronouncements will have a material impact on the Company.

Note 4 – Capital Stock

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share.

During the nine months ended January 31, 2025, the Company issued 954,912 shares of common stock for cash proceeds at $0.03 per share for a total of $28,647.

During the nine months ended January 31, 2024, the Company issued no shares of common stock.

As of January 31, 2025, the Company had 5,109,878 shares issued and outstanding.

Note 5 – Related Party Transactions

To support the Company's financial needs, it may obtain advances from related parties until such time that it can sustain its operations or secure sufficient funding through the sale of its equity or traditional debt financing.

As of January 31, 2025, the CEO and sole director of the Company had advanced $236,969 to the Company, of which $42,236 was advanced and $200 was repaid during the nine months ended January 31, 2025 under the original loan agreement dated March 29, 2023 for advances up to $90,000.

The credit agreement was amended, resulting in an increase in the principal amount. The facility was initially amended on December 22, 2023, increasing the total amount to $140,000. Subsequently, on April 1, 2024, another amendment increased the facility amount to $200,000. The most recent amendment, made on December 16, 2024, increased the facility amount to its current value of $300,000. Loan is for working capital purposes and is interest-free, and has no fixed payment terms other than the maturity date of March 29, 2028.

Note 6 – Commitments and Contingencies

Litigation

The Company was not subject to any legal proceedings from the period March 29, 2023 (Inception) to January 31, 2025, and no legal proceedings are currently pending or threatened to the best of our knowledge.

Note 7 – Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to January 31, 2025, and has determined that it does not have any material subsequent events to disclose in these financial statements.

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

Results of Operations

Three months ended January 31, 2025 compared to January 31, 2024

Revenue

For the three months ended January 31, 2025 we generated total revenue of $27,274.

For the three months ended January 31, 2024 we generated total revenue of $10,800.

Operating expenses

Total operating expenses for three months ended January 31, 2025 were $25,944. The operating expenses included bank service charges ($17), amortization expense ($14,232), professional fees ($5,245), advertising & marketing ($3,000), maintenance expense ($1,000) and website technical support services ($2,450).

Total operating expenses for three months ended January 31, 2024 were $8,459. The operating expenses included amortization expense ($5,449) and professional fees ($3,010).

Net Loss

Our Net Income for three months ended January 31, 2025 was $1,330.

Our Net Income for three months ended January 31, 2024 was $2,341.

Nine months ended January 31, 2025 compared to January 31, 2024

Revenue

For the nine months ended January 31, 2025 we generated total revenue of $41,974.

For the nine months ended January 31, 2024 we generated total revenue of 10,800.

Operating expenses

Total operating expenses for nine months ended January 31, 2025 were $70,620. The operating expenses included bank service charges ($45), amortization expense ($42,695), professional fees ($17,429), advertising & marketing ($5,000), maintenance expense ($3,000) and website technical support services ($2,450).

Total operating expenses for nine months ended January 31, 2024 were $27,003. The operating expenses included bank service charges ($17), amortization expense ($7,422) and professional fees ($19,564).

Net Loss

Our Net Loss for nine months ended January 31, 2025 31, 2025 was $28,646.

Our Net Loss for nine months ended January 31, 2024 was $16,203.

Liquidity and Capital Resources

Nine months ended January 31, 2025 compared to January 31, 2024

As of January 31, 2025 the Company had cash of $530 ($7,732 as of April 30, 2024) and had a negative working capital of $245,705 as of January 31, 2025.

Net cash used in operating activities for the nine months ended January 31, 2025, was $77,885.

Net cash used in operating activities for the nine months ended January 31, 2024, was $50,057.

We had no cash flows used in or provided by investing activities for the nine months ended January 31, 2025.

Net cash used in investing activities for the nine months ended January 31, 2024, was $147,238.

Net cash used in financing activities for the nine months ended January 31, 2025, was $70,683.

Net cash used in financing activities for the nine months ended January 31, 2024, was $92,564.

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

Current Financial Condition

As of January 31, 2025, we have generated revenue in amount of $41,974. During the nine months ended January 31, 2025, the Company issued 954,912 shares for a total of $28,647. Please refer to our financial statements contained herein for more detailed information.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

During the nine months ended January 31, 2025 there were no changes in our system of internal controls over financial reporting.

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
19

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, there unto duly authorized on March 13, 2025.

IMA Tech

By:	/s/ Liliia Havrykh
Name:	Liliia Havrykh
Title:	President, Secretary,Treasurer, Director
Principal Executive Officer, Principal Financial and Accounting Officer