Form 10-K
period 2025-04-30
IMA Tech
filed 2025-07-22
CIK 1980295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2025

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. [ ]

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [ ]       No [X]

State the aggregate market value of the voting and non-voting common equity held by non-aﬃliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. As of April 30, 2025, the aggregate market value of the shares of common stock held by non-affiliates of the issuer on such date was $0.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  5,109,878 common shares issued and outstanding as of July 21, 2025.

IMA TECH

ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1. BUSINESS

Business Overview

IMA Tech (“the Company”) was formed on March 29, 2023 in the State of Wyoming. The primary focus of the Company is on the development and deployment of digital avatars. Utilizing advanced technology, the Company creates a unique blend of human intelligence, artificial intelligence, and niche databases. Digital avatars can be customized to meet specific business requirements and are applicable across various industries online.

The Company’s core objective is to provide customers with a more immersive experience by simplifying the process of fulfilling their requests using AI-driven avatars. The use of avatars reduces costs and saves time for implementation, as the human mind processes information faster in an audiovisual format than in text. Additionally, digital avatars are capable of serving customers remotely without losing the sense of personal attention and human presence. The avatars can serve multiple consumers simultaneously, enhancing a company's operational efficiency and marketing effectiveness.

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

Businesses that can derive value from our website are those that necessitate personalized and interactive consultation services. Examples of such businesses include:

•	Virtual Consultancy Service

We intend to create a platform where clients can access digital avatars specialized in different fields.

•	Consulting Company

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

Marketing

The Company began its marketing efforts online, targeting platforms where our potential customers are active. Our marketing strategy is vital for establishing our presence and reaching our target audience. We are committed to adapting our approach based on available resources to maximize our reach and impact.

Advertising

The Company is committed to exploring efficient advertising methods to promote our website of digital avatars. Our approach involves identifying cost-effective channels, including relevant websites, social media networks, and digital advertising avenues. Thorough market research and data analysis will guide our decisions, ensuring maximum visibility while optimizing marketing expenditure. Furthermore, we utilize Search Engine Optimization (“SEO”) techniques to enhance our online presence and attract organic traffic.

Employees

IMA Tech has one employee, Ms. Liliia Havrykh, our President, CEO, Treasurer, Secretary, Director. The Company may consider hiring more employees if the need arises.

Offices

Our current registered address is located at 34 N Franklin Ave 687, Pinedale, WY 82941, USA. Our telephone number is +12294614110.

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

Our Company is on a development stage and is a subject to the strains of ongoing development and growth, which will place significant demands on our management and our operational and financial infrastructure. Further, we may not grow as we expect, if we fail to manage our growth effectively or to develop and expand our managerial, operational and financial resources and systems, our business and financial results would be materially harmed.

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

ITEM 1C. Cybersecurity

The security of information is under managements control and ensured by internal security rules applied.

ITEM 2. Properties

Our mailing address is located at 34 N Franklin Ave 687, Pinedale, WY 82941, USA. The Company is a virtual company with our sole employee working remotely.

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

As of April 30, 2025, the Company has 5,109,878 shares of common stock issued and outstanding held by Company’s shareholders.

ITEM 6. Reserved

Not applicable to smaller reporting companies.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read in conjunction with (i) our audited financial statement as of April 30, 2025, that appear elsewhere in this filing. This filing contains certain forward-looking statements and our future operating results could differ materially from those discussed herein. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward- looking statements. Given these uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements. We disclaim any obligation to update any such factors or to announce publicly the results of any revisions of the forward -looking statements contained herein to reflect future events or developments. For information regarding risk factors that could have a material adverse effect on our business, refer to the Risk Factors section of this filing beginning on page 8.

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

Liquidity and Capital Resources

As of April 30, 2025, the Company had $9,400 in current assets, compared to $7,732 as of April 30, 2024. The Company’s liabilities stood at $267,297 as of April 30, 2025, a decrease of $28,836 from the previous year. The accumulated deficit was $82,937 as of April 30, 2025, an increase of $55,071 since April 30, 2024.

For the year ended April 30, 2025, the Company used $89,744 in cash for operating activities, compared to $75,419 of cash provided by operating activities for the year ended April 30, 2024. For the year ended April 30, 2025, the Company didn't use cash in investing activities, while for the year ended April 30, 2024, the Company used cash in investing activities in the amount of $271,238 for the purchase of intangible assets. Additionally, the Company received $86,512 in cash financing activities for the year ended April 30, 2025, compared to $187,551 in the previous year, mostly due to proceeds from loans from related parties and proceeds from the sale of common stock.

The Company is expected to continue to generate revenue from operations in the coming year; however, there can be no assurance that this will happen. The Company relies solely on financing provided by loans from Liliia Havrykh, our President, pursuant to the Credit Agreement between IMA Tech and Ms. Havrykh dated March 29, 2023, as amended on December 22, 2023, April 1, 2024, and December 16, 2024. The loans will also be used to fund the Company’s operations and will be disbursed “as needed.” The aggregate amount of such funds shall not exceed $300,000. We believe that such loans will be sufficient for us to continue operating for the next 12 months. The Company will repay the amounts lent to the President from the revenues it receives.

As the Company’s expenses are relatively stable, unless additional websites are rolled out, the Company believes it can continue its present operations with projected revenues together with proceeds from a private offering. The Company will consider raising additional funds through sales of equity, debt and convertible securities, if it is deemed necessary. The Company has no intention in investing in short-term or long-term discretionary financial programs of any kind.

Results of Operations

Total revenue for the year ended April 30, 2025 was $55,374 and $10,800 was generated for the year ended April 30, 2024.

Total expenses for the year ended April 30, 2025 were $110,445, made up of professional fees of $40,569, advertising & marketing expenses of $5,000, maintenance expense of $3,000, website technical support services of $4,900, bank service charges of $48, and amortization expense of $56,928.

Total expenses for the year ended April 30, 2024 were $38,635, made up of professional fees of $22,564, amortization of $15,454, and general and administrative expense of $617.

The increases in revenue and expenses in the current year were mostly due to the general overall growth of the Company. Specifically, we increased our customer base through advertising and marketing, paid fees to become eligible with the Depositor Trust Company (DTC), and had our intangible assets amortized for a full year, versus a partial year in the prior period.

For the year ended April 30, 2025 and 2024, the Company recorded a net loss of $55,071 and $27,835, respectively.

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

An assessment was conducted with the participation of our principal executive and principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, the Company conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2025, using the criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO - 2013").

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. In its assessment of the effectiveness of internal control over financial reporting as of April 30, 2025, the Company determined that there were control deficiencies that constituted material weaknesses, as described below.

1.	We lack an adequate internal control structure – Due to the size of the Company we do not have the appropriate control activities, risk assessment procedures, controls over information and communication, or effective monitoring controls.

2.	We do not have appropriate segregation of duties or adequate accounting resources – The Company has only one employee therefore no reviews are in place to ensure adequate financial reporting. Additionally, we lack accounting personnel with sufficient accounting knowledge, experience, and understanding of U.S. generally accepted accounting principles (“US GAAP”) or the rules of the U.S. Securities and Exchange Commission (“SEC”). Further, while not being legally obligated to have an audit committee, it is the management’s view that such a committee, including a financial expert member, is an utmost important entity level control over the Company’s financial statements.

Currently the Board of Directors acts in the capacity of the Audit Committee, and does not include a member that is considered to be independent of management to provide the necessary oversight over management’s activities.

3.	We did not implement appropriate information technology controls – As at April 30, 2025, the Company retains copies of all financial data and material agreements; however, there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors. Further, there are no IT controls in place to prevent changes to, or misstatement in, financial reporting.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the Company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of April 30, 2025 based on criteria established in Internal Control- Integrated Framework issued by COSO.

Changes in Internal Controls over Financial Reporting

There has been no change in our internal control over financial reporting during the year ended April 30, 2025, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. Other Information

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Name	Age	Position
Liliia Havrykh	28	President, CEO, Treasurer, Secretary, Director

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

ITEM 11. Executive Compensation

Summary Compensation Table

Name and Principal Position	Period	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)	All Other Compensation ($)	Total ($)
Liliia Havrykh President, CEO, Treasurer, Secretary, Director	Since inception (March 29, 2023) till April 30, 2025	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are no current employment agreements between the Company and its Officer.

Ms. Liliia Havrykh currently devotes substantial amount of time to our operations. She has agreed to work with no remuneration until such time as the Company receives sufficient revenues necessary to provide management salaries. At this time, we cannot accurately estimate when sufficient revenues will occur to implement this compensation, or what the amount of the compensation will be.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this report, certain information with respect to the beneficial ownership of shares of our Common Stock by: (i) each person known to us to be the beneficial owner of more than five percent (5%) of our outstanding shares of Common Stock, (ii) each director or nominee for director of our company, (iii) each of the executives, and (iv) our directors and executive officers as a group. Unless otherwise indicated, the address of each shareholder is c/o our company at our principal office address:

Beneficial Owner*	Address	Number of Shares	Owned Percent of Class**
Liliia Havrykh	34 N Franklin Ave 687, Pinedale, WY 82941, United States	4,000,000	78.280%

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

(**) Percent of class is calculated on the basis of the number of fully diluted shares outstanding on July 21, 2025 - 5,109,878.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

It is our practice and policy to comply with all applicable laws, rules and regulations regarding related person transactions, including the Sarbanes-Oxley Act of 2002. A related person is an executive officer, director or more than 5% stockholder of IMA Tech, including any immediate family members, and any entity owned or controlled by such persons. Our Board of Directors (excluding any interested director) is charged with reviewing and approving all related-person transactions, and a special committee of our Board of Directors is established to negotiate the terms of such transactions. In considering related-person transactions, our Board of Directors considers all relevant available facts and circumstances.

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

Related Party Transactions

As of April 30, 2025, the CEO and sole director of the Company had advanced $252,798 to the Company, of which $58,793 was advanced and $928 was repaid during the year ended April 30, 2025. This loan is for working capital purposes and is unsecured, interest-free, and has no fixed payment terms other than the maturity date of March 29, 2028.

ITEM 14. Principal Accountant Fees and Services

 The following table sets forth the fees billed to our Company by our independent registered accounting firm for the years ended April 30, 2025 and 2024.

	2025	2024
Audit Fees	$16,800	18,150
Audit Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
Total	$16,800	$18,150

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)The following documents are filed as part of this Form 10-K:

(1)Financial Statements:

(2)Financial Statement Schedules:

None.

(3)Exhibits

The following exhibits are filed with this report. Exhibits which are incorporated herein by reference can be obtained from the SEC’s website at sec.gov.

Exhibit No.	Description

19	Insider Trading Policy
31.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. SECTION 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, there unto duly authorized on July 22, 2025.

IMA Tech

By: /s/ Liliia Havrykh
Liliia Havrykh, President, Secretary, Treasurer, CEO, Principal Executive Officer, Principal Financial and Accounting Officer, President, Secretary,

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders of

IMA Tech

Opinion on the Financial Statements

We have audited the accompanying balance sheets of IMA Tech as of April 30, 2025 and 2024, and the related statements of operations, changes in stockholders’ equity (deficit), and cash flows for each of the two years in the period ended April 30, 2025 and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of IMA Tech as of April 30, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the entity’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to IMA Tech in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. IMA Tech is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ Mac Accounting Group & CPAs, LLP

We have served as IMA Tech’s auditor since 2023.

Midvale, Utah

July 22, 2025

IMA Tech

Balance Sheets

As of April 30, 2025 and 2024

	April 30, 2025	April 30, 2024
ASSETS
Current Assets
Сash	$4,500	$7,732
Prepaid Expenses	4,900	-
Total Current Assets	9,400	7,732

Other Assets
Intangible Assets, net	212,256	269,184
Total Other Assets	212,256	269,184
TOTAL ASSETS	$221,656	$276,916

LIABILITIES & STOCKHOLDERS’ EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$10,099	$96,500
Deferred Revenue	4,400	4,700
Loan from Related Parties	252,798	194,933
Total Current Liabilities	267,297	296,133
Total Liabilities	267,297	296,133

Stockholders’ Equity (Deficit)
Common Stock, $0.001 par value, 75,000,000 shares authorized, 5,109,878 and 4,154,966 shares issued and outstanding at April 30, 2025 and 2024, respectively	5,110	4,155
Additional Paid-in Capital	32,186	4,494
Accumulated Deficit	(82,937)	(27,866)
Total Stockholders’ Equity (Deficit)	(45,641)	(19,217)
TOTAL LIABILITIES & STOCKHOLDERS`EQUITY (DEFICIT)	$221,656	$276,916

The accompanying notes are an integral part of the financial statements

IMA Tech

Statements of Operations

For the Years Ended April 30, 2025 and 2024

	Year Ended April 30, 2025	Year Ended April 30, 2024
REVENUES	$55,374	$10,800

OPERATING EXPENSES
General and Administrative	53,517	23,181
Amortization	56,928	15,454
TOTAL OPERATING EXPENSES	110,445	38,635
LOSS FROM OPERATIONS	(55,071)	(27,835)
PROVISION FOR INCOME TAXES	-	-
NET LOSS	$(55,071)	$(27,835)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	4,776,760	4,024,079

The accompanying notes are an integral part of the financial statements

IMA Tech

Statements of Changes in Stockholders’ Equity (Deficit)

For the years Ended April 30, 2025 and 2024

	Common Stock		Additional Paid-in-Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount

Balance as of April 30, 2023	4,000,000	$4,000	$-	$(31)	$3,969
Common Shares Issued for Cash	154,966	155	4,494	-	4,649
Net Loss	-	-	-	(27,835)	(27,835)
Balance as of April 30, 2024	4,154,966	4,155	4,494	(27,866)	(19,217)
Common Shares Issued for Cash	954,912	955	27,692	-	28,647
Net Loss	-	-	-	(55,071)	(55,071)
Balance as of April 30, 2025	5,109,878	$5,110	$32,186	$(82,937)	$(45,641)

The accompanying notes are an integral part of the financial statements

IMA Tech

Statements of Cash Flows

For the Years Ended April 30, 2025 and 2024

	Year Ended April 30, 2025	Year Ended April 30, 2024
OPERATING ACTIVITIES
Net Loss	$(55,071)	$(27,835)
Adjustments to Reconcile Net loss
to Net Cash Used in Operating Activities:
Amortization	56,928	15,454
Changes in Operating Assets and Liabilities:
Prepaid Expenses	(4,900)	-
Accounts Payable	(86,401)	83,100
Deferred Revenue	(300)	4,700
Net Cash Provided by (Used in) Operating Activities	(89,744)	75,419

INVESTING ACTIVITIES
Intangible Assets	-	(271,238)
Net Cash Used in Investing Activities	-	(271,238)

FINANCING ACTIVITIES
Proceeds from Loan from Related Parties	58,793	182,902
Repayments to Related Parties	(928)	-
Proceeds from the Sale of Common Stock	28,647	4,649
Net Cash Provided by Financing Activities	86,512	187,551

Net Cash Increase (Decrease) for Period	(3,232)	(8,268)

Cash at Beginning of Period	7,732	16,000
Cash at End of Period	$4,500	$7,732

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for:
Interest	$-	$-
Income taxes	$-	$-

The accompanying notes are an integral part of the financial statements

IMA Tech

Notes to the Financial Statements

As of April 30, 2025

NOTE 1 – ORGANIZATION AND DESCRIPTION OF BUSINESS

IMA Tech (“the Company”) was incorporated under the laws of the State of Wyoming, U.S. on March 29, 2023 (Inception). IMA Tech is to provide customers with a more immersive experience by simplifying the process of fulfilling their requests using AI-driven avatars.

NOTE 2 - GOING CONCERN

The financial statements were prepared on a going concern basis that the Company will be able to settle its obligations and make use of its assets in the ordinary course of business in the near future. IMA Tech has generated $55,374 revenue and incurred a net loss of $55,071 for as the year ended April 30, 2025, and is reporting an accumulated deficit since inception of $82,937 as of April 30, 2025. Additionally, further losses are anticipated in the development of its business. As a result, there is substantial doubt about the Company's ability to continue as a going concern.

The Company's capacity to continue as a going concern is reliant on its ability to generate profitable operations in the future and/or secure the required funding to meet its obligations and settle liabilities resulting from standard business operations when they become due. Management plans to finance operational expenses for the next twelve months by using available cash on hand, as well as loans from directors and/or a private offering of Common Stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent that the funds are not being held for investment purposes. Our cash balance was $4,500 and $7,732 as of April 30, 2025 and 2024, respectively and we had no cash equivalents.

Advertising Costs

Advertising costs are expensed as incurred. During the year ended April 30, 2025 and 2024, the Company incurred advertising costs of $5,000 and $0, respectively.

Intangible Assets

The Company recognizes and discloses certain intangible assets in its financial statements, in accordance with Accounting Standards Codification (“ASC”) Subtopic 350-40, Internal-Use Software-Computer Software Developed or Obtained for Internal Use, and ASC Subtopic 360-10. ASC 350-40-15-2A describes internal-use software as having both of the following characteristics:

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

As of April 30, 2025 and 2024 we recorded intangible assets, totaling $212,257 and $269,184, respectively that include the following:

	April 30, 2025	April 30, 2024

Website development	$110,638	$110,638
AI API development	174,000	174,000
Accumulated Depreciation	(72,382)	(15,454)
Total intangible assets	$212,256	$269,184

These costs are being amortized over a period of 5 years, resulting in an expected annual amortization expense of $56,928 through April 30, 2028 and $41,472 for the year ended April 30, 2029. For the year ended April 30, 2025 and 2024, we recorded amortization expenses of $56,928 and $15,454, respectively.

Fair Value of Financial Instruments

ASC 820, Fair Value Measurements and Disclosures, establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value.  The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606. ASC 606 directs entities to recognize revenue when the promised goods or services are transferred to the customer. The amount of revenue recognized should equal the total consideration an entity expects to receive in return for the goods or services. The Financial Accounting Standards Board created a five-step approach that entities should apply when determining the amount and timing of revenue recognition:

Step 1: Identify the contract with a customer

Step 2: Identify the performance obligations in the contract

Step 3: Determine the transaction price

Step 4: Allocate the transaction price to the performance obligations in the contract

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation

The Company provides API keys that give access to the number of minutes for the video creation process using our software. The Company's policy generally requires payment upon issuance of an invoice. Once payment is received, the Company provides the key to the service and specifies the period of time (generally 1 month) for which these minutes must be used. On occasion, the Company may provide the key prior to payment with an agreed upon payment date in the executed contract. The customer may not transfer the key-access to third parties. Revenue is recognized by the Company ratably over the specified period of time that the customer is granted access to our software.

During the years ended April 30, 2025 and 2024 the Company recorded $55,374 and $10,800 of revenue, respectively. As of April 30, 2025, 2024, and 2023 the Company reported deferred revenue of $4,400, $4,700, and $0 respectively. Accounts receivable was $0 as of April 30, 2025, 2024, and 2023.

Net Income (Loss) Per Share

The Company computes income (loss) per share in accordance with ASC 260-10-45, Earnings per Share, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic income (loss) per share is computed by dividing net income (loss) available to Common Stockholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive income (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted income (loss) per share are equal.

Foreign Currency

The Company’s functional and reporting currency is the U.S. dollar. Transactions may occur in foreign currencies and management follows ASC 830, Foreign Currency Matters. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the Statement of Operations.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the period presented.

Segment Reporting

The Company operates as a single operating and reportable segment, developing and deploying digital avatars. Our Chief Executive Officer is our Chief Operating Decision Maker, (“CODM”) who evaluates performance and makes operating decisions about allocating resources considering our single geographical area and on a consolidated basis. Accordingly, the CODM considers the revenue and operating expenses of our single operating segment as reported on the statement of operations and considers our current and total assets as recorded on the balance sheet. There are no additional expense or asset information that are supplemental to those disclosed in these financial statements that are regularly provided to the CODM.

Recent Accounting Pronouncements

The Company has reviewed all the recent accounting pronouncements issued to date of the issuance of these financial statements, and does not believe any of these pronouncements will have a material impact on the Company.

NOTE 4 – COMMON STOCK

The Company has 75,000,000 common shares authorized with a par value of $ 0.001 per share.

During the year ended April 30, 2025, the Company issued 954,912 shares of common stock for cash proceeds at $0.03 per share for a total of $28,647.

During the year ended April 30, 2024, the Company issued 154,966 shares of common stock for cash proceeds at $0.03 per share for a total of $4,649.

There were 5,109,878 and 4,154,966 shares of common stock issued and outstanding as of April 30, 2025 and 2024, respectively.

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

As of April 30, 2025, the CEO and sole director of the Company had advanced $252,798 to the Company, of which $58,793 was advanced and $928 was paid back during the year ended April 30, 2025, all of which was under a loan agreement dated March 29, 2023 for advances up to $90,000, which was amended on December 22, 2023 to increase the loan amount to $140,000 and amended on April 1, 2024 to increase the loan amount to $200,000 and amended on December 16, 2024 to increase the loan amount to $300,000. This loan is for working capital purposes and is unsecured, interest-free, and has no fixed payment terms other than the maturity date of March 29, 2028.

NOTE 6- COMMITMENTS AND CONTINGENCIES

Litigation

The Company was not subject to any legal proceedings from the period March 29, 2023 (Inception) to April 30, 2025, and no legal proceedings are currently pending or threatened to the best of our knowledge.

NOTE 7 – SUBSEQUENT EVENTS

In accordance with ASC 855, Subsequent Events, the Company has evaluated subsequent events from April 30, 2025 through July 22, 2025, the date the financial statements were issued, and has determined that there are no items to disclose.