Form 10-Q
period 2025-07-31
IMA Tech
filed 2025-09-10
CIK 1980295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2025

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

Yes []       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  2,609,878 common shares issued and outstanding as of September 10, 2025.

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

IMA Tech

Condensed Balance Sheets

	As of July 31, 2025	As of April 30, 2025
	(Unaudited)
ASSETS
Current Assets
Cash	$11,938	$4,500
Prepaid Expenses	2,450	4,900
Total Current Assets	14,388	9,400

Other Assets
Intangible Assets, net	198,025	212,256
Total Other Assets	198,025	212,256
TOTAL ASSETS	$212,413	$221,656

LIABILITIES AND STOCKHOLDERS` EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$10,802	$10,099
Deferred Revenue	15,416	4,400
Loan from Related Parties	252,698	252,798
Total Current Liabilities	278,916	267,297
Total Liabilities	278,916	267,297

Stockholders` Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 5,109,878 shares issued and outstanding as of July 31, 2025 and April 30, 2025	5,110	5,110
Additional Paid-in Capital	32,186	32,186
Accumulated Deficit	(103,799)	(82,937)
Total Stockholders` Equity (Deficit)	(66,503)	(45,641)
TOTAL LIABILITIES AND STOCKHOLDERS` EQUITY (DEFICIT)	$212,413	$221,656

See accompanying notes, which are an integral part of these condensed financial statements

IMA Tech

Condensed Statements of Operations

(Unaudited)

	Three months ended July 31, 2025	Three months ended July 31, 2024
REVENUES	$4,400	$4,700
OPERATING EXPENSES
General & Administrative Expenses	11,031	7,588
Amortization	14,231	14,232
TOTAL OPERATING EXPENSES	25,262	21,820

LOSS FROM OPERATIONS	(20,862)	(17,120)

PROVISION FOR INCOME TAXES	-	-

NET LOSS	$(20,862)	$(17,120)

NET INCOME (LOSS) PER SHARE: BASIC AND DILUTED	$0.00	$0.00

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	5,109,878	4,124,048

See accompanying notes, which are an integral part of these condensed financial statements.

IMA Tech

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

For the three months ended July 31, 2025 and 2024

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance as of April 30, 2024	4,154,966	$4,155	$4,494	$(27,866)	$(19,217)
Common Shares Issued for Cash	35,543	36	1,031	-	1,067
Net Loss	-	-	-	(17,120)	(17,120)
Balance as of July 31, 2024	4,190,509	$4,191	$5,525	$(44,986)	$(35,270)

Balance as of April 30, 2025	5,109,878	$5,110	$32,186	$(82,937)	$(45,641)
Net Loss	-	-	-	(20,862)	(20,862)
Balance as of July 31, 2025	5,109,878	$5,110	$32,186	$(103,799)	$(66,503)

See accompanying notes, which are an integral part of these condensed financial statements.

IMA Tech

Condensed Statements of Cash Flows

For the three months ended July 31, 2025 and 2024

(Unaudited)

	Three months ended July 31, 2025	Three months ended July 31, 2024
OPERATING ACTIVITIES
Net Loss	$(20,862)	$(17,120)
Adjustments to Reconcile Net loss
to Net Cash Used in Operating Activities:
Amortization	14,231	14,232
Changes in Operating Assets and Liabilities:
Prepaid Expenses	2,450	-
Accounts Payable	703	(7,181)
Deferred Revenue	11,016	(200)
Net Cash Provided by (Used in) Operating Activities	7,538	(10,269)

INVESTING ACTIVITIES
Net Cash Used in Investing Activities	-	-

FINANCING ACTIVITIES
Proceeds from Loan from Related Parties	-	2,000
Repayment of Loan from Related Parties	(100)	-
Proceeds from the Sale of Common Stock	-	1,067
Net Cash Provided by (Used in) Financing Activities	(100)	3,067

Net Cash Increase (Decrease) for Period	7,438	(7,202)

Cash at Beginning of Period	4,500	7,732
Cash at End of Period	$11,938	$530

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for:
Interest	$-	$-
Income taxes	$-	$-

See accompanying notes, which are an integral part of these condensed financial statements.

IMA Tech

Notes to the Condensed Financial Statements

For the three months ended July 31, 2025 and 2024

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

Note 2 – Going Concern

The condensed financial statements were prepared on a going concern basis that the Company will be able to settle its obligations and make use of its assets in the ordinary course of business in the near future. IMA Tech has generated $4,400 of revenue and incurred a net loss of $20,862 for the three months ended July 31, 2025. Additionally, the Company is reporting an accumulated deficit since inception of $103,799 as of July 31, 2025 and further losses are anticipated in the development of its business. As a result, there is substantial doubt about the Company's ability to operate as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent that the funds are not being held for investment purposes. As of July 31, 2025 and April 30, 2025, our cash balance was $11,938 and $4,500, respectively. The Company reported deferred revenue of $15,416 and $4,400 respectively as of July 31, 2025 and April 30, 2025. Accounts receivable was $0 as of July 31, 2025 and April 30, 2025.

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

As of July 31, 2025 we have accounted for capitalized expenses related to the development of our website, totaling $284,638. These costs are being amortized over a period of 5 years. For the three months ended July 31, 2025, we recorded amortization expenses of $14,232. We expect to recognize amortization expense of $42,696 for the remainder of the fiscal year ending April 30, 2026, $56,928 for each of the fiscal years ending April 30, 2026 through 2028, and $41,473 for the fiscal year ending April 30, 2029.

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

During the three months ended July 31, 2025 and 2024 the Company recorded revenue of $4,400 and $4,700, respectively. As of July 31, 2025 and April 30, 2025 the Company reported deferred revenue of $15,416 and $4,400, respectively. Accounts receivable was $0 as of July 31, 2025 and April 30, 2025.

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

Advertising and Marketing

The Company recognizes advertising costs in accordance with ASC 720-35, Advertising Costs, which requires that all advertising costs be expensed as incurred. Advertising and marketing expenses for the three months ended July 31, 2025 and 2024 totaled $0.

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

During the three months ended July 31, 2025, the Company issued no shares of common stock.

During the three months ended July 31, 2024, the Company issued 35,543 shares of common stock for cash proceeds at $0.03 per share for a total of $1,067

As of July 31, 2025, the Company had 5,109,878 shares issued and outstanding.

Note 5 – Related Party Transactions

To support the Company's financial needs, it may obtain advances from related parties until such time that it can sustain its operations or secure sufficient funding through the sale of its equity or traditional debt financing.

As of July 31, 2025, the CEO and sole director of the Company had advanced $252,798 to the Company, of which $100 was repaid during the three months ended July 31, 2025 under an original loan agreement dated March 29, 2023 for advances up to $90,000.

The March 29, 2023 agreement was for advances up to $90,000 then the credit agreement was amended on December 22, 2023, increasing the total amount to $140,000. Subsequently, on April 1, 2024, another amendment increased the facility amount to $200,000. The most recent amendment, made on December 16, 2024, increased the facility amount to its current value of $300,000. The loan is for working capital purposes and is interest-free, and has no fixed payment terms other than the maturity date of March 29, 2028.

Note 6 – Commitments and Contingencies

Litigation

The Company was not subject to any legal proceedings from the period March 29, 2023 (Inception) to July 31, 2025, and no legal proceedings are currently pending or threatened to the best of our knowledge.

Note 7 – Subsequent Events

In accordance with ASC 855, “Subsequent Events”, the Company has analyzed its operations subsequent to July 31, 2025, and has identified the following subsequent events that require disclosure:

On August 7, 2025, Liliia Havrykh, President, Chief Executive Officer, Treasurer, Secretary, Director of IMA Tech, and the holder of 4,000,000 restricted shares, elected to cancel 2,500,000 of her restricted shares as a partial cancellation for no consideration.

On August 11, 2025, the Board of Directors of IMA Tech appointed Mateusz Jakubowski and Daniel Jozef Szaruga to serve as Directors of the Board.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statement as of April 30, 2025.

Results of Operations

Three months ended July 31, 2025 compared to July 31, 2024

Revenue

For the three months ended July 31, 2025 we generated total revenue of $4,400.

For the three months ended July 31, 2024 we generated total revenue of $4,700.

Operating expenses

Total operating expenses for three months ended July 31, 2025 were $25,262. The operating expenses included bank service charges ($55), amortization expense ($14,231), professional fees ($8,526), and website technical support services ($2,450).

Total operating expenses for three months ended July 31, 2024 were $21,820. The operating expenses included bank service charge ($4), amortization expense ($14,232) and professional fees ($7,584).

Net Loss

Our Net Loss for three months ended July 31, 2025 was $20,862.

Our Net Loss for three months ended July 31, 2024 was $17,120.

Liquidity and Capital Resources

Three months ended July 31, 2025 compared to July 31, 2024

As of July 31, 2025 the Company had cash of $11,938 ($4,500 as of April 30, 2025) and had a negative working capital of $266,978 as of July 31, 2025.

Net cash provided by operating activities for the three months ended July 31, 2025, was $7,538, that was made up of a $20,862 net loss, offset by amortization of $14,231 and changes in operating assets and liabilities of $14,169.

Net cash used in operating activities for the three months ended July 31, 2024, was $10,269, that was made up of a $17,120 net loss and changes in operating assets and liabilities of $7,381, offset by amortization of $14,232.

We had no cash flows used in or provided by investing activities for the three months ended July 31, 2025 and 2024.

Net cash used in financing activities for the three months ended July 31, 2025, was $100 and consisted of a repayment on the loan from related parties.

Net cash provided by financing activities for the three months ended July 31, 2024, was $3,067 and consisted of $2,000 worth of proceeds from the loan from related parties and $1,067 of proceeds from the sale of common stock.

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

Current Financial Condition

As of July 31, 2025, we have generated revenue in amount of $4,400. The Company issued no shares during the three months ended July 31, 2025. Please refer to our financial statements contained herein for more detailed information.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

During the three months ended July 31, 2025 there were no changes to our system of internal controls over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, there unto duly authorized on September 10, 2025.

IMA Tech

By:	/s/ Liliia Havrykh
Name:	Liliia Havrykh
Title:	President, Secretary,Treasurer, Director
Principal Executive Officer, Principal Financial and Accounting Officer