Form 10-Q
period 2025-10-31
IMA Tech
filed 2025-12-12
CIK 1980295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2025

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

+1229-4614110

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

Yes []       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:  2,609,878 common shares issued and outstanding as of December 12, 2025.

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

IMA Tech

Condensed Balance Sheets

	As of October 31, 2025	As of April 30, 2025
	(Unaudited)
ASSETS
Current Assets
Cash	$598	$4,500
Prepaid Expenses	26,135	4,900
Total Current Assets	26,733	9,400

Other Assets
Intangible Assets, net	183,793	212,256
Total Other Assets	183,793	212,256
TOTAL ASSETS	$210,526	$221,656

LIABILITIES AND STOCKHOLDERS` EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$198	$10,099
Deferred Revenue	5,250	4,400
Loan from Related Parties	273,518	252,798
Total Current Liabilities	278,966	267,297
Total Liabilities	278,966	267,297

Stockholders` Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 2,609,878 and 5,109,878 shares issued and outstanding as of October 31, 2025 and April 30, 2025, respectively	2,610	5,110
Additional Paid-in Capital	34,686	32,186
Accumulated Deficit	(105,736)	(82,937)
Total Stockholders` Equity (Deficit)	(68,440)	(45,641)
TOTAL LIABILITIES AND STOCKHOLDERS` EQUITY (DEFICIT)	$210,526	$221,656

See accompanying notes, which are an integral part of these condensed financial statements

IMA Tech

Condensed Statements of Operations

(Unaudited)

	Three months ended October 31, 2025	Three months ended October 31, 2024	Six months ended October 31, 2025	Six months ended October 31, 2024
REVENUES	$65,726	$10,000	$70,126	$14,700
OPERATING EXPENSES
General & Administrative Expenses	53,431	8,625	64,462	16,213
Amortization	14,232	14,231	28,463	28,463
TOTAL OPERATING EXPENSES	67,663	22,856	92,925	44,676

INCOME (LOSS) FROM OPERATIONS	(1,937)	(12,856)	(22,799)	(29,976)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(1,937)	$(12,856)	$(22,799)	$(29,976)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,743,106	4,729,271	3,920,095	4,381,744

See accompanying notes, which are an integral part of these condensed financial statements.

IMA Tech

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

For the three and six months ended October 31, 2025 and 2024

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at April 30, 2024	4,154,966	$4,155	$4,494	$(27,866)	$(19,217)
Common Shares Issued for Cash	35,543	36	1,031	-	1,067
Net Loss	-	-	-	(17,120)	(17,120)
Balance at July 31, 2024	4,190,509	4,191	5,525	(44,986)	(35,270)
Common Shares Issued for Cash	919,369	919	26,661	-	27,580
Net Loss	-	-	-	(12,856)	(12,856)
Balance at October 31, 2024	5,109,878	$5,110	$32,186	$(57,842)	$(20,546)

Balance as of April 30, 2025	5,109,878	$5,110	$32,186	$(82,937)	$(45,641)
Net Loss	-	-	-	(20,862)	(20,862)
Balance as of July 31, 2025	5,109,878	5,110	32,186	(103,799)	(66,503)
Common Shares Cancelled	(2,500,000)	(2,500)	2,500	-	-
Net Loss	-	-	-	(1,937)	(1,937)
Balance at October 31, 2025	2,609,878	$2,610	$34,686	$(105,736)	$(68,440)

See accompanying notes, which are an integral part of these condensed financial statements.

IMA Tech

Condensed Statements of Cash Flows

(Unaudited)

	Six months ended October 31, 2025	Six months ended October 31, 2024
OPERATING ACTIVITIES
Net Income (Loss)	$(22,799)	$(29,976)
Adjustments to Reconcile Net loss
to Net Cash Used in Operating Activities:
Amortization	28,463	28,463
Changes in Operating Assets and Liabilities:
Prepaid Expenses	(21,235)	(4,000)
Accounts Payable	(9,901)	(33,481)
Deferred Revenue	850	10,500
Net Cash Used in Operating Activities	(24,622)	(28,494)

INVESTING ACTIVITIES
Intangible Assets	-	-
Net Cash Used in Investing Activities	-	-

FINANCING ACTIVITIES
Proceeds from Loan from Related Parties	22,020	2,236
Repayment of Loan from Related Parties	(1,300)	-
Proceeds from the Sale of Common Stock	-	28,647
Net Cash Provided by Financing Activities	20,720	30,883

Net Cash Increase (Decrease) for Period	(3,902)	2,389

Cash at Beginning of Period	4,500	7,732
Cash at End of Period	$598	$10,121

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash investing and financing activities:
Common Stock Cancelled	$2,500	$-

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

Note 2 – Going Concern

The condensed financial statements were prepared on a going concern basis that the Company will be able to settle its obligations and make use of its assets in the ordinary course of business in the near future. IMA Tech has generated $70,126 of revenue and incurred a net loss of $22,799 for the six months ended October 31, 2025. Additionally, the Company is reporting an accumulated deficit since inception of $105,736 as of October 31, 2025 and further losses are anticipated in the development of its business. As a result, there is substantial doubt about the Company's ability to operate as a going concern.

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

Note 3 – Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”) and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”), including the instructions to Form 10-Q and Regulation S-X. Certain information and note disclosures normally included in financial statements prepared in accordance with U.S. GAAP, have been condensed or omitted from these statements pursuant to such rules and regulations and, accordingly, they do not include all the information and notes necessary for comprehensive financial statements and should be read in conjunction with our audited financial statements included in our Annual Report on Form 10-K for the year ended April 30, 2025 filed with the SEC on July 22, 2025.

In the opinion of management, all adjustments, which are of a normal recurring nature, considered necessary for the fair presentation of financial statements for the interim period, have been included.

The financial statements of the Company are presented in US dollars. The Company has adopted an April 30 fiscal year-end.

Fair Value of Financial Instruments

FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, establishes a three-tier fair value hierarchy, which prioritizes the inputs in measuring fair value. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent that the funds are not being held for investment purposes. As of October 31, 2025 and April 30, 2025, our cash balance was $598 and $4,500, respectively, and we had no cash equivalents.

Intangible Assets

The Company recognizes and discloses certain intangible assets in its financial statements, in accordance with ASC Subtopic 350-40, Internal-Use Software-Computer Software Developed or Obtained for Internal Use. ASC 350-40-15-2A describes internal-use software as having both of the following characteristics:

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

As of October 31, 2025 we have accounted for capitalized expenses related to the development of our website, totaling $284,638 and have recognized accumulated amortization of $100,845. The capitalized expenses are being amortized over a period of 5 years. For the six months ended October 31, 2025, we recorded amortization expenses of $28,463. We expect to recognize amortization expense of $28,465 for the remainder of the fiscal year ending April 30, 2026, $56,928 for each of the fiscal years ending April 30, 2027 through 2028, and $41,472 for the fiscal year ending April 30, 2029.

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

Net Income (Loss) per Common Share

Net income (loss) per common share is computed pursuant to ASC 260, Earnings Per Share. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through contingent share arrangements, stock options and warrants. There were no potentially dilutive common shares outstanding for the periods presented.

Revenue Recognition

The Company recognizes revenue in accordance with ASC 606, Revenue from Contracts with Customers. ASC 606 directs entities to recognize revenue when the promised goods or services are transferred to the customer. The amount of revenue recognized should equal the total consideration an entity expects to receive in return for the goods or services. The Financial Accounting Standards Board created a five-step approach that entities should apply when determining the amount and timing of revenue recognition:

Step 1: Identify the contract with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The Company's primary revenue source is the provision of API keys, that give access to the number of minutes for the video creation process using our software. The Company's policy generally requires payment upon issuance of an invoice. Once payment is received, the Company provides the key to the service and specifies the period of time (generally 1 month) for which these minutes must be used. On occasion, the Company may provide the key prior to payment with an agreed upon payment date in the executed contract. The customer may not transfer the key-access to 3rd parties. Revenue is recognized by the Company ratably over the specified period of time that the customer is granted access to our software.

From time to time, the Company may generate revenue from the sale of a non-exclusive perpetual license for a copy of a specific functional portion of its API code. In accordance with ASC 606, such transactions are classified as a right-to-use license sale, as it grants the buyer the right to use the intellectual property as it exists on the date of grant. Importantly, the Code is provided "as is," meaning the Company has no material obligations for future maintenance, updates, or support that could materially affect the usefulness of the licensed intellectual property. Consequently, the Company satisfies its only performance obligation, delivering a copy of the Code and granting a limited license at a specific point in time. Therefore, revenue is recognized in full upon the transfer of control to the buyer, which occurs upon the provision of a secure download link, subject to confirmation of receipt of the full non-refundable transaction price.

Foreign Currency

The Company’s functional and reporting currency is the U.S. dollar. Transactions may occur in foreign currencies and management follows ASC 830, Foreign Currency Matters to account for these transactions. Monetary assets and liabilities denominated in foreign currencies are translated using the exchange rate prevailing at the balance sheet date. Non-monetary assets and liabilities denominated in foreign currencies are translated at rates of exchange in effect at the date of the transaction. Average monthly rates are used to translate revenues and expenses. Gains and losses arising on translation or settlement of foreign currency denominated transactions or balances are included in the Statement of Operations.

Dividends

The Company has not adopted any policy regarding payment of dividends. No dividends have been paid during the periods presented.

Advertising and Marketing

The Company recognizes advertising costs in accordance with ASC 720-35, Advertising Costs, which requires that all advertising costs be expensed as incurred. Advertising and Marketing expenses for the six months ended October 31, 2025 and 2024 totaled $0.

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

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which requires incremental disclosures about specific expense categories, including but not limited to, purchases of inventory, employee compensation, depreciation, amortization and selling expenses. The amendments are effective for fiscal years beginning after December 15, 2026, and for interim periods within fiscal years beginning after December 15, 2027. Early adoption is permitted and the amendments may be applied either prospectively or retrospectively. The Company is currently evaluating this ASU to determine its impact on the Company’s disclosures. The amendments only impact disclosures and are not expected to have an impact on the Company’s financial condition and results of operations.

The Company has reviewed all other recent accounting pronouncements issued to date of the issuance of these financial statements and does not believe any of these pronouncements will have a material impact on the Company.

Note 4 – Capital Stock

The Company has 75,000,000 common shares authorized with a par value of $0.001 per share.

During the six months ended October 31, 2025, 2,500,000 of restricted shares held by Liliia Havrykh, President, Chief Executive Officer, Treasurer, Secretary, Director were returned to the Company and cancelled for no consideration.

During the six months ended October 31, 2024, the Company issued 954,912 shares of common stock for cash proceeds at $0.03 per share for a total of $28,647.

As of October 31, 2025, the Company had 2,609,878 shares issued and outstanding.

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

As of October 31, 2025, Liliia Havrykh, President, Chief Executive Officer, Treasurer, Secretary, Director of the Company had advanced $273,518 to the Company, of which $22,020 was advanced and $1,300 was repaid during the six months ended October 31, 2025, all of which was under a loan agreement dated March 29, 2023 for advances up to $90,000, which was amended on December 22, 2023 to increase the loan amount to $140,000 and amended on April 1, 2024 to increase the loan amount to $200,000 and amended on December 16, 2024 to increase the loan amount to $300,000. The loan is for working capital purposes and is interest-free, and has no fixed payment terms other than the maturity date of March 29, 2028.

Note 6 – Commitments and Contingencies

Litigation

The Company was not subject to any legal proceedings from the period March 29, 2023 (Inception) to October 31, 2025, and no legal proceedings are currently pending or threatened to the best of our knowledge.

Note 7 – Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company analyzed its operations after October 31, 2025, through the filing date of this report, and did not identify any events after the reporting date requiring disclosure other than, Liliia Havrykh, President, Chief Executive Officer, Treasurer, Secretary, Director gave the Company an advance of $3,250 to pay operating expenses.

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

Employees

As of the date of this Report, the Company has no employees. The Company’s board consists of Liliia Havrykh, Mateusz Jakubowski and Daniel Jozef Szaruga.

Liliia Havrykh also serves as the Company’s President, Chief Executive Officer, Treasurer, and Secretary. None of the directors or the executive officer are classified as an employee of the Company, and the Company has no other personnel.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statement as of April 30, 2025.

Results of Operations

Three months ended October 31, 2025 compared to October 31, 2024

Revenue

For the three months ended October 31, 2025 we generated total revenue of $65,726.

For the three months ended October 31, 2024 we generated total revenue of $10,000.

The increase in revenue over time was due to general overall growth of the Company and an increase in our customer base, along with improvements to our website that allowed for us to better market our product and provide our services.

Operating Expenses

Total operating expenses for three months ended October 31, 2025 were $67,663. The operating expenses included bank service charges ($49), amortization expense ($14,232), SEO services ($23,525), professional fees ($12,717), server lease ($4,390), website bug fixing services ($6,300) and website technical support services ($6,450).

Total operating expenses for three months ended October 31, 2024 were $22,856. The operating expenses included bank service charges ($25), advertising & marketing expense ($2,000), amortization expense ($14,231), maintenance expense ($2,000), and professional fees ($4,600).

Net Loss

Overall increases were due to Company growth, which included efforts to improve our online exposure to potential customers, maintenance and improvements to our website for better user experiences, OTCQB exchange filing fees, and server rental costs.

Our net loss for three months ended October 31, 2025 and 2024 was $1,937 and $12,856, respectively, due to increases in expenses that were in excess of our revenue increases, as described above.

Six months ended October 31, 2025 compared to October 31, 2024

Revenue

For the six months ended October 31, 2025 we generated total revenue of $70,126.

For the six months ended October 31, 2024 we generated total revenue of $14,700.

The increase in revenue over time was due to general overall growth of the Company and an increase in our customer base, along with improvements to our website that allowed for us to better market our product and provide our services.

Operating Expenses

Total operating expenses for six months ended October 31, 2025 were $92,925. The operating expenses included bank service charges ($105), amortization expense ($28,463), SEO services ($23,525), professional fees ($21,242), server lease ($4,390), website bug fixing services ($6,300), and website technical support services ($8,900).

Total operating expenses for six months ended October 31, 2024 were $44,676. The operating expenses included bank service charges ($29), amortization expense ($28,463), professional fees ($12,184), advertising & marketing ($2,000), and maintenance expense ($2,000). Overall increases were due to Company growth, which included efforts to improve our online exposure to potential customers, maintenance and improvements to our website for better user experiences, OTCQB exchange filing fees, and server rental costs.

Our net loss for six months ended October 31, 2025 and 2024 was $22,799 and $29,976, respectively, due to increases in revenue and operating expenses described above.

Liquidity and Capital Resources

As of October 31, 2025 the Company had cash of $598 ($4,500 as of April 30, 2025) and had a negative working capital of $252,233 as of October 31, 2025.

Net cash used in operating activities for the six months ended October 31, 2025 was $24,622 due to a net loss of $22,799, a change in operating assets and liabilities of $30,286, offset by amortization expense of $28,463.

Net cash used in operating activities for the six months ended October 31, 2024 was $28,494 due to a net loss of $29,976, a change in operating assets and liabilities of $26,981, offset by amortization expense of $28,463.

We had no cash flows used in or provided by investing activities for the six months ended October 31, 2025 and 2024.

Net cash provided by financing activities for the six months ended October 31, 2025 was $20,720 due to proceeds from related party loans of $22,020, offset by repayments for related party loans of $1,300.

Net cash provided by financing activities for the six months ended October 31, 2024 was $30,883 due to proceeds from the sale of common stock of $28,647 and proceeds from related party loans of $2,236.

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

Current Financial Condition

For the six months ended October 31, 2025 we generated revenue in amount of $70,126. The Company issued no shares of common stock during the six months ended October 31, 2025. Please refer to our financial statements contained herein for more detailed information.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2025. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

During the three months ended October 31, 2025 there were no changes in our system of internal controls over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no legal proceedings to which we are a party or to which any of our property is the subject which are pending, threatened or contemplated or any unsatisfied judgments against us.

ITEM 1A. RISK FACTORS

None

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

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
19

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, there unto duly authorized on December 12, 2025.

IMA Tech

By: /s/ Liliia Havrykh
Liliia Havrykh, President, Secretary,
Treasurer, Director