Form 10-Q
period 2026-01-31
IMA Tech
filed 2026-05-18
CIK 1980295

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2026

[ ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number 000-56696

IMA TECH

(Exact name of registrant as specified in its charter)

Wyoming (State or Other Jurisdiction of Incorporation or Organization)	7372 (Primary Standard Industrial Classification Number)	61-2081994 (IRS Employer Identification Number)

Mr. Wang Hui

Room 302, Building 24, Lane 977,

Jufeng Road, Pudong New Area, Shanghai City

China, 200120

+86 18621500863

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

Yes [ ]       No [X]

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

Yes []       No [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,609,878 common shares issued and outstanding as of March 25, 2026.

IMA TECH

QUARTERLY REPORT ON FORM 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying interim financial statements of IMA Tech (the “Company”, “we”, “us” or “our”), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations.

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

IMA Tech

Condensed Balance Sheets

	As of January 31, 2026	As of April 30, 2025
	(Unaudited)
Assets
Current Assets
Cash	$397	$4,500
Prepaid Expenses	26,135	4,900
Total Current Assets	26,532	9,400

Other Assets
Intangible Assets, net	169,561	212,256
Total Other Assets	169,561	212,256
TOTAL ASSETS	$196,093	$221,656

LIABILITIES AND STOCKHOLDERS` EQUITY (DEFICIT)
Liabilities
Current Liabilities
Accounts Payable	$198	$10,099
Deferred Revenue	5,250	4,400
Loan from Related Parties	273,518	252,798
Total Current Liabilities	278,966	267,297
Total Liabilities	278,966	267,297

Stockholders` Equity (Deficit)
Common stock, $0.001 par value, 75,000,000 shares authorized; 2,609,878 and 5,109,878 shares issued and outstanding as of January 31, 2026 and April 30, 2025, respectively	2,610	5,110
Additional Paid-in Capital	34,686	32,186
Accumulated Deficit	(120,169)	(82,937)
Total Stockholders` Equity (Deficit)	(82,873)	(45,641)
TOTAL LIABILITIES AND STOCKHOLDERS` EQUITY (DEFICIT)	$196,093	$221,656

See accompanying notes, which are an integral part of these condensed financial statements

IMA Tech

Condensed Statements of Operations

(Unaudited)

	Three Months Ended January 31, 2026	Three Months Ended January 31, 2025	Nine Months Ended January 31, 2026	Nine Months Ended January 31, 2025
REVENUES	$-	$27,274	$70,126	$41,974
OPERATING EXPENSES
General & Administrative Expenses	201	11,712	64,663	27,925
Amortization	14,232	14,232	42,695	42,695
TOTAL OPERATING EXPENSES	14,433	25,944	107,358	70,692

INCOME (LOSS) FROM OPERATIONS	(14,433)	1,330	(37,232)	(29,976)

PROVISION FOR INCOME TAXES	-	-	-	-

NET INCOME (LOSS)	$(14,433)	$1,330	$(37,232)	$(28,464)

NET LOSS PER SHARE: BASIC AND DILUTED	$(0.00)	$(0.00)	$(0.01)	$(0.01)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING: BASIC AND DILUTED	2,743,106	5,109,878	3,920,095	5,109,878

See accompanying notes, which are an integral part of these condensed financial statements.

IMA Tech

Condensed Statements of Changes in Stockholders’ Equity (Deficit)

For the Nine Months ended January 31, 2026 and 2025

(Unaudited)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at April 30, 2024	4,154,966	$4,155	$4,494	$(27,866)	$(19,217)
Common Shares Issued for Cash	35,543	36	1,031	-	1,067
Net Loss	-	-	-	(17,120)	(17,120)
Balance at July 31, 2024	4,190,509	4,191	5,525	(44,986)	(35,270)
Common Shares Issued for Cash	919,369	919	26,661	-	27,580
Net Loss	-	-	-	(12,856)	(12,856)
Balance at October 31, 2024	5,109,878	$5,110	$32,186	$(57,842)	$(20,546)
Net Loss	-	-	-	1,330	1,330
Balance at January 31, 2025	5,109,878	$5,110	$32,186	$(56,512)	$(19,216)

Balance as of April 30, 2025	5,109,878	$5,110	$32,186	$(82,937)	$(45,641)
Net Loss	-	-	-	(20,862)	(20,862)
Balance as of July 31, 2025	5,109,878	5,110	32,186	(103,799)	(66,503)
Common Shares Cancelled	(2,500,000)	(2,500)	2,500	-	-
Net Loss	-	-	-	(1,937)	(1,937)
Balance at October 31, 2025	2,609,878	$2,610	$34,686	$(105,736)	$(68,440)
Net Loss	-	-	-	(14,433)	(14,433)
Balance at January 31, 2026	2,609,878	$2,610	$34,686	$(120,169)	$(82,873)

See accompanying notes, which are an integral part of these condensed financial statements.

IMA Tech

Condensed Statements of Cash Flows

(Unaudited)

	Nine Months Ended January 31, 2026	Nine Months Ended January 31, 2025
OPERATING ACTIVITIES
Net Income (Loss)	$(37,232)	$(28,646)
Adjustments to Reconcile Net loss
to Net Cash Used in Operating Activities:
Amortization	42,695	42,695
Changes in Operating Assets and Liabilities:
Prepaid Expenses	(21,235)	(7,350)
Accounts Payable	(9,901)	(79,884)
Deferred Revenue	850	(4,700)
Net Cash Used in Operating Activities	(24,823)	(77,885)

INVESTING ACTIVITIES
Net Cash Used in Investing Activities	-	-

FINANCING ACTIVITIES
Proceeds from Loan from Related Parties	22,020	2,236
Repayment of Loan from Related Parties	(1,300)	-
Proceeds from the Sale of Common Stock	-	28,647
Net Cash Provided by Financing Activities	20,720	30,883

Net Cash Increase (Decrease) for Period	(3,902)	2,389

Cash at Beginning of Period	4,500	7,732
Cash at End of Period	$397	$10,121

SUPPLEMENTAL CASH FLOW INFORMATION
Cash payments for:
Interest	$-	$-
Income taxes	$-	$-
Non-cash investing and financing activities:
Common Stock Cancelled	$2,500	$-

See accompanying notes, which are an integral part of these condensed financial statements.

IMA Tech

Notes to the Condensed Financial Statements

January 31, 2026

(Unaudited)

Note 1 – Nature of Business

IMA Tech (“the Company”) was incorporated under the laws of the State of Wyoming, U.S. on March 29, 2023 (Inception). IMA Tech provides customers with an immersive experience by simplifying the process of fulfilling their requests using AI-driven avatars.

The Company specializes in developing digital avatars using a unique blend of Artificial Intelligence, and Database niche. Our technology can be applied to various industries and can be customized to meet specific business needs. Through the utilization of AI-powered avatars, we synergize Artificial Intelligence for image and video generation, and a specialized Database niche of avatars and voices, resulting in captivating interactive experiences. Our Company's business model centers on developing and operating a website featuring digital avatars. Effective December 31, 2025, there occurred a change in control of the Company. On such date, Liliia Havrykh resigned as President, Chief Executive Officer, Treasurer, Secretary and a Director of the Company, Daniel Jozef Szaruga resigned as a Director of the Company, Mateusz Jakubowki resigned as a Director of the Company and Wang Hui was appointed as the Sole Director, President, Chief Executive Officer, Treasurer and Secretary of the Company.

On January 29, 2026, the Company entered into a Letter of Intent (the “Letter of Intent”) to acquire Shenzhen Jingbao Supply Chain Technology Co., Ltd. (“Shenzhen Jingbao”), a company owned by the Company’s Sole Officer and Director, Wang Hui. The Letter of Intent contemplates that the Company would issue a combination of common stock and Series A Preferred Stock (see Item 5.07 Submission of Matters to a Vote of Security Holders below) in the acquisition. The definitive agreement is expected to be completed following the completion of certain administrative actions required by applicable Chinese law, with a closing to occur shortly thereafter.

Note 2 – Going Concern

The condensed financial statements were prepared on a going concern basis that the Company will be able to settle its obligations and make use of its assets in the ordinary course of business in the near future. IMA Tech has generated $70,126 of revenue and incurred a net loss of $37,031 for the nine months ended January 31, 2026. Additionally, the Company is reporting an accumulated deficit since inception of $119,968 as of January 31, 2026 and further losses are anticipated in the development of its business. As a result, there is substantial doubt about the Company's ability to operate as a going concern.

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

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents to the extent that the funds are not being held for investment purposes. As of January 31, 2026 and April 30, 2025, our cash balance was $598 and $4,500, respectively, and we had no cash equivalents.

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

As of January 31, 2026 we have accounted for capitalized expenses related to the development of our website, totaling $284,638 and have recognized accumulated amortization of $115,077. The capitalized expenses are being amortized over a period of 5 years. For the nine months ended January 31, 2026, we recorded amortization expenses of $42,695. We expect to recognize amortization expense of $14,232 for the remainder of the fiscal year ending April 30, 2026, $56,928 for each of the fiscal years ending April 30, 2027 through 2028, and $41,472 for the fiscal year ending April 30, 2029.

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

During the nine months ended January 31, 2026 and 2025 the Company recorded revenue of $70,126 and $41,974, respectively. Accounts receivable were $0 and $0 as of January 31, 2026 and April 30, 2025, respectively.

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

Advertising and Marketing

The Company recognizes advertising costs in accordance with ASC 720-35, Advertising Costs, which requires that all advertising costs be expensed as incurred. Advertising and Marketing expenses for the nine months ended January 31, 2026 and 2025 totaled $0 and $0, respectively.

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

During the nine months ended January 31, 2026, 2,500,000 of restricted shares held by Liliia Havrykh, the Company’s former President, Chief Executive Officer, Treasurer, Secretary and Director were returned to the Company and cancelled for no consideration.

During the nine months ended January 31, 2025, the Company issued 954,912 shares of common stock for cash proceeds at $0.03 per share for a total of $28,647.

As of January 31, 2026, the Company had 2,609,878 shares issued and outstanding.

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

As of January 31, 2026, Liliia Havrykh, the Company’s former President, Chief Executive Officer, Treasurer, Secretary and Director of the Company had advanced $273,518 to the Company, of which $22,020 was advanced and $1,300 was repaid during the nine months ended January 31, 2026, all of which was under a loan agreement dated March 29, 2023 for advances up to $90,000, which was amended on December 22, 2023 to increase the loan amount to $140,000 and amended on April 1, 2024 to increase the loan amount to $200,000 and amended on December 16, 2024 to increase the loan amount to $300,000. The loan is for working capital purposes and is interest-free, and has no fixed payment terms other than the maturity date of March 29, 2028.

Note 6 – Commitments and Contingencies

Litigation

The Company was not subject to any legal proceedings from the period March 29, 2023 (Inception) to January 31, 2026, and no legal proceedings are currently pending or threatened to the best of our knowledge.

Note 7 – Change in Control

Effective December 31, 2025, there occurred a change in control of the Company. On such date, Liliia Havrykh resigned as President, Chief Executive Officer, Treasurer, Secretary and a Director of the Company, Daniel Jozef Szaruga resigned as a Director of the Company, Mateusz Jakubowki resigned as a Director of the Company and Wang Hui was appointed as the Sole Director, President, Chief Executive Officer, Treasurer and Secretary of the Company.

Note 8 – Letter of Intent

On January 29, 2026, the Company entered into a Letter of Intent (the “Letter of Intent”) to acquire Shenzhen Jingbao Supply Chain Technology Co., Ltd. (“Shenzhen Jingbao”), a company owned by the Company’s Sole Officer and Director, Wang Hui. The Letter of Intent contemplates that the Company would issue a combination of common stock and Series A Preferred Stock (see Item 5.07 Submission of Matters to a Vote of Security Holders below) in the acquisition. The definitive agreement is expected to be completed following the completion of certain administrative actions required by applicable Chinese law, with a closing to occur shortly thereafter.

Note 9 – “Caveat Emptor” Designation of Common Stock

In January 2026, OTC Markets affixed the “caveat emptor” designation to the Company’s common stock. The Company is attempting to have such designation removed. It may not be successful, in this regard.

The “caveat emptor” designation can be expected to impact the Company in the ways discussed below, among others.

Trading Impact

Most broker-dealers block or heavily restrict purchases (some allow sells only).

Many trading platforms will not accept buy orders at all

The Company’s common stock has been removed from public quotation displays on the OTC Markets.com website.

Quotes for the Company’s common stock may not be shown on certain broker platforms.

Market Impact

Liquidity is subject to significant decline and bid/ask spreads widen significantly.

The Company’s share price can be expected to continue to drop.

Capital and Business Consequences

Raising capital can be expected to be extremely difficult and, if available, on terms that are not beneficial to the Company.

Reputational damage could extend to the Company’s management.

Note 10 – Subsequent Events

In accordance with ASC 855, Subsequent Events, the Company analyzed its operations after January 31, 2026, through the filing date of this report, and did not identify any events after the reporting.

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

Employees

As of the date of this Report, the Company has no employees. The Company’s Sole Director is Wang Hui.

Wang Hui also serves as the Company’s President, Chief Executive Officer, Treasurer, and Secretary. None of the directors or the executive officer are classified as an employee of the Company, and the Company has no other personnel.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

The following discussion of our financial condition and results of operations should be read in conjunction with our audited financial statement as of April 30, 2025.

Change in Plan of Business

On January 29, 2026, the Company entered into a Letter of Intent (the “Letter of Intent”) to acquire Shenzhen Jingbao Supply Chain Technology Co., Ltd. (“Shenzhen Jingbao”), a company owned by the Company’s Sole Officer and Director, Wang Hui. The Letter of Intent contemplates that the Company would issue a combination of common stock and Series A Preferred Stock (see Item 5.07 Submission of Matters to a Vote of Security Holders below) in the acquisition. The definitive agreement is expected to be completed following the completion of certain administrative actions required by applicable Chinese law, with a closing to occur shortly thereafter.

With over two decades of expertise in international logistics, Shenzhen Jingbao is headquartered in Shenzhen, China, and operates branches across Guangzhou, Shenzhen, Quanzhou, Xiamen, Yiwu, and Qingdao. Originally specializing in containerized maritime, land, and air freight, Shenzhen Jingbao has cultivated a pragmatic, diligent, and efficient service philosophy. Leveraging its professional expertise and resource advantages, it has developed an in-house ecommerce logistics system to target the rapidly expanding e-commerce sector in Southeast Asia. Shenzhen Jingbao is committed to becoming the most robust supply chain logistics provider in the region, building an integrated and comprehensive logistics information system and management model. It aims to create a professional logistics service enterprise that seamlessly integrates commercial, logistics, information, and capital flows.

Once acquired, the Company’s Board of Directors intends to pursue the business plan of Shenzhen Jingbao if favor of its current operations.

The Company is unable to predict its operating results following the completion of its planned acquisition of Shenzhen Jingbao.

Results of Operations

Three months ended January 31, 2026 compared to January 31, 2025

Revenue

For the three months ended January 31, 2026 we generated total revenue of $NIL.

For the three months ended January 31, 2025 we generated total revenue of $27,274.

The increase in revenue over time was due to general overall growth of the Company and an increase in our customer base, along with improvements to our website that allowed for us to better market our product and provide our services. However, these revenue results relate to the plan of business that is to be abandoned in favor of the business plan of Shenzhen Jingbao, once acquired.

Operating Expenses

Total operating expenses for three months ended January 31, 2026 were $14,433. The operating expenses included amortization expense of $14,232.

Total operating expenses for three months ended January 31, 2025 were $25,944. The operating expenses included general and administrative expenses of $11,713 and amortization expense $14,231.

These results relate to the plan of business that is to be abandoned in favor of the business plan of Shenzhen Jingbao, once acquired

Net Loss

Overall increases were due to Company growth, which included efforts to improve our online exposure to potential customers, maintenance and improvements to our website for better user experiences, OTCQB exchange filing fees and server rental costs.

These results relate to the plan of business that is to be abandoned in favor of the business plan of Shenzhen Jingbao, once acquired our net (loss)/gain for three months ended January 31, 2026 and 2025 was $(14,433) and $1,330, respectively, due to increases in expenses that were in excess of our revenue increases, as described above.

Nine months ended January 31, 2026 compared to January 31, 2025

Revenue

For the nine months ended January 31, 2026 we generated total revenue of $70,126.

For the nine months ended January 31, 2025 we generated total revenue of $41,974.

The increase in revenue over time was due to general overall growth of the Company and an increase in our customer base, along with improvements to our website that allowed for us to better market our product and provide our services. However, these revenue results relate to the plan of business that is to be abandoned in favor of the business plan of Shenzhen Jingbao, once acquired.

Operating Expenses

Total operating expenses for nine months ended January 31, 2026 were $107,358. The operating expenses included amortization expense ($42,695), and general and administrative expenses ($64,663).

Total operating expenses for nine months ended January 31, 2025 were $70,620. The operating expenses included amortization expense ($42,695), and general and administrative expenses ($27,925).

Overall increases were due to Company growth, which included efforts to improve our online exposure to potential customers, maintenance and improvements to our website for better user experiences, OTCQB exchange filing fees and server rental costs.

Our net loss for nine months ended January 31, 2026 and 2025 was $37,232 and $28,646, respectively, due to revenue and operating expenses described above.

These results relate to the plan of business that is to be abandoned in favor of the business plan of Shenzhen Jingbao, once acquired.

Liquidity and Capital Resources

As of January 31, 2026 the Company had cash of $397 ($4,500 as of April 30, 2025) and had a negative working capital of $82,873 as of January 31, 2026.

Net cash used in operating activities for the nine months ended January 31, 2026 was $46,798 due to a net loss of $37,233, a change in operating assets and liabilities of $30,286, offset by amortization expense of $42,695.

Net cash used in operating activities for the nine months ended January 31, 2025 was $77,885 due to a net loss of $28,464, a change in operating assets and liabilities of $35,190, offset by amortization expense of $42,695.

We had no cash flows used in or provided by investing activities for the nine months ended January 31, 2026 and 2025.

Net cash provided by financing activities for the nine months ended January 31, 2026 was $20,720 due to proceeds from related party loans of $22,020, offset by repayments for related party loans of $1,300.

Off-Balance Sheet Arrangements

At January 31, 2026, and at April 30, 2025, the Company had no off-balance sheet arrangements.

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

An evaluation was conducted under the supervision and with the participation of our management of the effectiveness of the design and operation of our disclosure controls and procedures as of January 31, 2026. Based on that evaluation, our management concluded that our disclosure controls and procedures were not effective as of such date to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Changes in Internal Control over Financial Reporting

During the three months ended January 31, 2026 there were no changes in our system of internal controls over financial reporting.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

None

ITEM 5. OTHER INFORMATION

(a) Other Information

In January 2026, OTC Markets affixed the “caveat emptor” designation to our common stock. We are attempting to have such designation removed. No assurance can be made that we will be successful, in this regard.

The “caveat emptor” designation can be expected to impact our company in the ways discussed below, among others.

Trading Impact

Most broker-dealers block or heavily restrict purchases (some allow sells only).

Many trading platforms will not accept buy orders at all

Our common stock has been removed from public quotation displays on the OTC Markets.com website.

Quotes for our common stock may not be shown on certain broker platforms.

Market Impact

Liquidity is subject to significant decline and bid/ask spreads widen significantly.

Our share price can be expected to continue to drop.

Capital and Business Consequences

Raising capital can be expected to be extremely difficult and, if available, on terms that are not beneficial to us.

Reputational damage could extend to our management.

(c) Trading Plans

During the three months ended January 31, 2026, no director or officer of the Company adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, as amended, the registrant has duly caused this quarterly report to be signed on its behalf by the undersigned, there unto duly authorized on May 15, 2026.

IMA Tech

By: /s/ Wang Hui
Wang Hui, President, Secretary,
Treasurer, Director